Form 10-Q
period 1996-03-31
XPLOR CORP
filed 1996-05-15
CIK 312037

                                                                     [CONFORMED]
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number 0-14334

                                XPLOR CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                               13-3299127
(State or other jurisdiction of incorporation        (I.R.S. Employer
               or organization)                     Identification No.)

                1675 Broadway, Suite 2720, Denver, Colorado 80202
                    (Address of principal executive offices)

                                 (303) 534-1101
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at May 1, 1996
                -----                   --------------------------
     Common Stock $.01 par value             2,037,171 shares


                               Page 1 of 10 pages

                        XPLOR CORPORATION AND SUBSIDIARY


                                      INDEX

                                                                           PAGE
                                                                           ----


PART  I.  - FINANCIAL INFORMATION


Item 1.   - Financial Statements (Unaudited)

            (a)  Consolidated Balance Sheets as of March
                 31, 1996, and December 31, 1995                            3

            (b)  Consolidated Statements of Operations for
                 the three-month periods ended March 31,
                 1996, and March 31, 1995                                   4

            (c)  Consolidated Statements of Cash Flows for
                 the three-month periods ended March 31,
                 1996, and March 31, 1995                                   5

            (d)  Notes to Consolidated Financial Statements                 6


Item 2.   - Management's Discussion and Analysis of Financial
            Condition and Results of Operation                            7-8


PART II.  - OTHER INFORMATION

Item 1.   - Legal Proceedings                                             9

Item 6.   - Exhibits and Reports on Form 8-K                              9


Signatures                                                               10



                               Page 2 of 10 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                        March 31  December 31
                                                          1996        1995
                                                        --------  ------------
                                                           (In thousands)
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                           $  2,762    $  2,864
    Accounts receivable and other                            223         282
                                                        --------    --------
           TOTAL CURRENT ASSETS                            2,985       3,146

  OIL AND GAS PROPERTIES AND EQUIPMENT (successful
    efforts method), at cost                              18,843      18,843
    Less-accumulated depreciation, depletion,
      amortization and impairment                        (16,438)    (16,401)
                                                        --------    --------
                                                           2,405       2,442

  INVESTMENT IN EQUITY SECURITIES                             55          55
  OTHER ASSETS                                               188         224
                                                        --------    --------
           TOTAL ASSETS                                 $  5,633    $  5,867
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                    $    286    $    389
    Accrued liabilities
      Suspended revenues and settlements                     197         197
      Other                                                   38         108
                                                        --------    --------
           TOTAL CURRENT LIABILITIES                         521         694

  DEFERRED INCOME TAXES                                      317         317
                                                        --------    --------
           TOTAL LIABILITIES                                 838       1,011

  STOCKHOLDERS' EQUITY
    Preferred Stock, par value $.01 per share--
      authorized 1,000,000 shares; none issued
    Common Stock, par value $.01 per share--
      authorized 5,000,000 shares; 2,595,673
      shares issued and outstanding                           26          26
    Additional paid-in capital                            20,678      20,678
    Accumulated deficit                                  (13,148)    (13,087)
                                                        --------    --------
                                                           7,556       7,617
    Less cost of Common Stock in treasury--558,502
      shares at March 31, 1996 and December 31, 1995      (2,761)     (2,761)
                                                        --------    --------
           TOTAL STOCKHOLDERS' EQUITY                      4,795       4,856
                                                        --------    --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  5,633    $  5,867
                                                        ========    ========


                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               Page 3 of 10 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months         Three Months
                                                        Ended                Ended
                                                   March 31, 1996       March 31, 1995
                                                   --------------       --------------
                                                   (In thousands, except per share data)
REVENUES
  Oil and gas sales                                  $       102         $       101
  Pipeline sales and fees                                      2                   4
  Oil field operation fees                                    29                  29
  Management fees                                              3                   8
  Interest income and other                                   37                   7
                                                     -----------         -----------
         Total Revenues                                      173                 149
                                                     -----------         -----------

EXPENSES
  Cost of oil and gas sales                                   59                  87
  Depreciation, depletion and amortization                    38                  34
  General and administrative                                 138                 127
                                                     -----------         -----------
         Total Expenses                                      235                 248
                                                     -----------         -----------

       Loss before income taxes                              (62)                (99)

PROVISION FOR INCOME TAXES                                  --                  --
                                                     -----------         -----------

       Net loss                                      $       (62)        $       (99)
                                                     ===========         ===========

Net loss per common share and common
    share equivalents                                      $(.03)              $(.05)
                                                           =====               =====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING          2,060,704           2,037,131
                                                     ===========         ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               Page 4 of 10 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                        Three Months    Three Months
                                                            Ended           Ended
                                                       March 31, 1996  March 31, 1995
                                                       --------------  --------------
                                                               (In thousands)
OPERATING ACTIVITIES
  Net loss                                               $   (62)        $   (99)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation, depletion and amortization                38              34

      Change in operating assets and liabilities:
        Decrease in accounts receivable                       59               7
        Decrease in due from Parliament Hill
          Corporation and affiliates                        --               (16)
        Increase (decrease) in accounts payable             (102)            110
        Decrease in accrued liabilities                      (70)            (13)
                                                         -------         -------

    Net cash provided by (used in)
     operating activities                                   (137)             23
                                                         -------         -------
INVESTING ACTIVITIES
  Proceeds from disposition of other assets                   35            --
                                                         -------         -------

    Net cash provided by investing activities                 35            --
                                                         -------         -------

FINANCING ACTIVITIES                                        --              --
                                                         -------         -------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS              (102)             23

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           2,864             418
                                                         -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 2,762         $   441
                                                         =======         =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               Page 5 of 10 pages

                        XPLOR CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Preparation of Financial Statements

    The consolidated balance sheet as of March 31, 1996, and December 31, 1995, and the consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month periods ended March 31, 1996 and 1995, are not necessarily indicative of the operating results for a full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Accounting for Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
    109). Under SFAS 109, a deferred tax liability or asset is created when temporary differences arise between the financial reporting basis and tax basis of the Company's liabilities and assets, as measured by the statutory tax rates in effect when such differences are expected to reverse. In addition, deferred tax assets may result where the Company reasonably expects to utilize existing tax net operating losses or tax credit carryforwards. A valuation allowance must be established against any portion of a deferred tax asset for which the Company believes it is more likely than not the related tax benefit will not be realized. Components of the Company's deferred tax assets and (liabilities) at December 31, 1995, were as follows:

    Loss carryforwards                            $  339,000
    Depreciation, depletion and amortization        (656,000)
                                                  ----------
    Net deferred tax liability                    $ (317,000)
                                                  ==========


    The Company has net operating loss carryforwards available at December 31, 1995, aggregating $884,000 which expire in years 2006 through 2009.


                               Page 6 of 10 pages

Item 2.                 XPLOR CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(a)   Liquidity

           At March 31, 1996, the Company had working capital of $2,464,000 compared with $2,452,000 at December 31, 1995, an increase of $12,000. This increase is primarily attributable to the net decreases in accounts receivable, payable and accrued liabilities. The ratio of current assets to current liabilities at March 31, 1996, was 5.73 to 1 as compared with
      4.53 to 1 at December 31, 1995.

           Net cash used in operating activities during the three months ending March 31, 1996, was $137,000, whereas $23,000 was provided by operating activities for the same three-month period in 1995. During the first quarter of 1996, the operating loss of $62,000 was reduced by $38,000 in depreciation, depletion and amortization. Certain settlement funds received in the first quarter of 1996 were attributable to the $59,000 decrease in accounts receivable. Decreases of $172,000 in accounts payable and accrued liabilities were due to payments for properties acquired in 1995 and lower accruals for legal, accounting, and franchise taxes in 1996.

           For the three months ended March 31, 1996, $35,000 was provided by investing activities. These funds were received from a collateral bond that was retired and no longer required by the State of Montana.

           There were no funds used for or provided by financing activities during the first quarter of 1996.


(b)   Capital Resources

           As of March 31, 1996, the Company did not have any material commitments for capital expenditures. However, the Company plans to use a portion of its funds for the acquisition of producing properties and/or existing energy-related companies when appropriate opportunities on suitable terms can be identified. Several producing property and company acquisition possibilities are currently under consideration by management.


(c)   Results of Operations

           For the quarter ended March 31, 1996, the loss of $62,000 represented a $37,000 reduction of the $99,000 loss for the first quarter of 1995. The decrease was primarily attributable to the net


                               Page 7 of 10 pages
      effect of a $30,000 increase in interest income, a $28,000 decrease in the cost of oil and gas sales and an $11,000 increase in general and administrative expenses when measured against the three months ending March 31, 1995.

           First quarter 1996 oil and gas revenues of $102,000 were comparable to last year's sales of $101,000. Though production from the Company's owned and operated wells in West Virginia declined, the average price increased by $.42 per MCF, resulting in a minor increase in gross revenues for these wells. Income from the Company's non-operated wells was comparable with last year's sales. The increased demand for energy experienced during the 1995-1996 winter heating season contributed to an increase in prices for both oil and natural gas. The near-term outlook for the domestic energy industry has improved, and it is anticipated that average wellhead prices for oil and natural gas in 1996 will be above the levels of 1995. Income from the Company's non-operated wells was comparable with last year's sales.

           For the quarter ended March 31, 1996, the cost of oil and gas sales of 58% relative to sales decreased by 28% as compared with the same period last year which was due to special well repairs for non-operated wells incurred last year. The depletion rate of 37%, as a percentage of sales, was comparable with last year's rate of 34%.

           General and administrative expenses increased by $11,000, or 8%, as compared with last year, primarily due to increases in out-side consulting expenses.



                               Page 8 of 10 pages

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

     The company is not a party to any material litigation.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - none.

     (b) During the quarter ended March 31, 1996, the Company did not file any reports on Form 8-K.


                               Page 9 of 10 pages

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.



                                XPLOR CORPORATION



Dated:  May 13, 1996               BY:           /s/ James E. Gayle
                                       -----------------------------------------
                                                   James E. Gayle
                                              (Chief Executive Officer)



Dated:  May 13, 1996               BY:          /s/ Robert M. Olmsted
                                       -----------------------------------------
                                                  Robert M. Olmsted
                                             (Principal Accounting Officer)


                               Page 10 of 10 pages

              EXHIBIT INDEX

Exhibit No.                Description
- -----------                -----------

  27              Financial Data Schedule