Form 10-Q
period 1996-06-30
XPLOR CORP
filed 1996-08-14
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended    June 30, 1996

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


   For the transition period from _________________ to _________________________

   Commission file number    0-14334


                                XPLOR CORPORATION
             (Exact name of registrant as specified in its charter)

                      DELAWARE                               13-3299127
    (State or other jurisdiction of incorporation        (I.R.S. Employer
                   or organization)                     Identification No.)

        16800 GREENSPOINT PARK DR, SUITE 300 SOUTH, HOUSTON, TEXAS 77060
                    (Address of principal executive offices)

                                 (713) 875-2780
              (Registrant's telephone number, including area code)

                    1675 Broadway, Denver, Colorado 80202
               (Former address of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                   Outstanding at August 1, 1996
                -----                   -----------------------------
     Common Stock $.01 par value             2,037,171 shares


                               Page 1 of 17 pages

                        XPLOR CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                   PAGE
                                                                                   ----
PART  I.  - FINANCIAL INFORMATION

Item 1.   - Financial Statements (Unaudited)

            (a)     Consolidated Balance Sheets as of June 30, 1996, and
                    December 31, 1995                                                3

            (b)     Consolidated Statements of Operations for the three-month
                    periods ended June 30, 1996, and June 30, 1995                   4

            (c)     Consolidated Statements of Operations for the six-month
                    periods ended June 30, 1996, and June 30, 1995                   5

            (d)     Consolidated Statements of Cash Flows for the six-month
                    periods ended June 30, 1996, and June 30, 1995                   6

            (e)     Notes to Consolidated Financial Statements                       7

Item 2.   - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                    8-9

PART II.  - OTHER INFORMATION                                                       10

Item 1.   - Legal Proceedings                                                       10

Item 4.   - Submission of Matters to Vote of Security Holders                       10

Item 6.   - Exhibits and Reports on Form 8-K                                        10

Signatures                                                                          17

                               Page 2 of 17 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                    June 30      December 31
                                                                      1996           1995
                                                                      ----           ----
                                                                         (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                   $  2,594        $  2,864
       Accounts receivable and other                                    225             282
                                                                   --------        --------
                  TOTAL CURRENT ASSETS                                2,819           3,146

    OIL AND GAS PROPERTIES AND EQUIPMENT (successful
       efforts method), at cost                                      18,843          18,843
       Less-accumulated depreciation, depletion,
          amortization and impairment                               (16,475)        (16,401)
                                                                   --------        --------
                                                                      2,368           2,442

    INVESTMENT IN EQUITY SECURITIES                                      55              55

    OTHER ASSETS                                                        184             224
                                                                   --------        --------
                  TOTAL ASSETS                                     $  5,426        $  5,867
                                                                   ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable                                            $    227        $    389
       Accrued liabilities
          Suspended revenues and settlements                            167             197
          Other                                                        --               108
                                                                   --------        --------
                  TOTAL CURRENT LIABILITIES                             394             694

    DEFERRED INCOME TAXES                                               287             317
                                                                   --------        --------
                  TOTAL LIABILITIES                                     681           1,011

    STOCKHOLDERS' EQUITY
       Preferred Stock, par value $.01 per share--
          authorized 1,000,000 shares; none issued
       Common Stock, par value $.01 per share--
          authorized 15,000,000 shares;
          2,595,673 shares issued and outstanding                        26              26
       Additional paid-in capital                                    20,678          20,678
       Accumulated deficit                                          (13,198)        (13,087)
                                                                   --------        --------
                                                                      7,506           7,617
       Less cost of Common Stock in treasury--558,502
          shares at June 30, 1996 and December 31, 1995              (2,761)         (2,761)
                                                                   --------        --------
                  TOTAL STOCKHOLDERS' EQUITY                          4,745           4,856
                                                                   --------        --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,426        $  5,867
                                                                   ========        ========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 3 of 17 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Three Months      Three Months
                                                       Ended              Ended
                                                    June 30, 1996     June 30, 1995
                                                    -----------       -------------
                                               (In thousands, except per share data)
REVENUES
    Oil and gas sales                               $       104        $        93
    Pipeline sales and fees                                --                    2
    Oil field operation fees                                 18                 27
    Management fees                                           2                  6
    Gain on sale of oil and gas properties                 --                   12
    Interest income and other                                12                  6
                                                    -----------        -----------
          Total Revenues                                    136                146
                                                    -----------        -----------
EXPENSES
    Cost of oil and gas sales                                30                 37
    Pipeline Operating Costs                               --                    1
    Exploration costs                                      --                   42
    Provision for asset impairment                         --                   55
    Depreciation, depletion and amortization                 38                 32
    General and administrative                              118                151
                                                    -----------        -----------
          Total Expenses                                    186                318
                                                    -----------        -----------

       Loss before income taxes                             (50)              (172)

PROVISION FOR INCOME TAXES                                 --                 --
                                                    -----------        -----------

       Net loss                                     $       (50)       $      (172)
                                                    ===========        ===========

Net loss per common share and common
       share equivalents                            $      (.02)       $      (.08)
                                                    ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         2,037,171          2,037,171
                                                    ===========        ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 4 of 17 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                   Six  Months        Six  Months
                                                      Ended              Ended
                                                   June 30, 1996      June 30, 1995
                                                   -------------      -------------
                                                 (In thousands, except per share data)
REVENUES
    Oil and gas sales                               $       206        $       194
    Pipeline sales and fees                                   2                  6
    Oil field operation fees                                 47                 56
    Management fees                                           5                 14
    Gain on sale of oil and gas properties                 --                   12
    Interest income and other                                49                 13
                                                    -----------        -----------
          Total Revenues                                    309                295
                                                    -----------        -----------
EXPENSES
    Cost of oil and gas sales                                89                124
    Pipeline Operating Costs                               --                    1
    Exploration costs                                      --                   42
    Provision for asset impairment                         --                   55
    Depreciation, depletion and amortization                 76                 66
    General and administrative                              256                278
                                                    -----------        -----------
          Total Expenses                                    421                566
                                                    -----------        -----------

       Loss before income taxes                            (112)              (271)

PROVISION FOR INCOME TAXES                                 --                 --
                                                    -----------        -----------


       Net loss                                     $      (112)       $      (271)
                                                    ===========        ===========

Net loss per common share and common
       share equivalents                            $      (.05)       $      (.13)
                                                    ===========        ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         2,037,171          2,037,171
                                                    ===========        ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 5 of 17 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                          Six   Months   Six   Months
                                                              Ended         Ended
                                                         June 30, 1996  June 30, 1995
                                                         -------------  -------------

                                                                (In thousands)
OPERATING ACTIVITIES
    Net loss                                                $  (112)       $  (271)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Provision for asset impairment                       --               55
          Depreciation, depletion and amortization               76             66
          Gain on sale of oil and gas properties               --              (12)

          Change in operating assets and liabilities:
              Decrease in accounts receivable and other          61             40
              Increase (decrease) in accounts payable          (192)           126
              Decrease in accrued liabilities                  (138)           (38)
                                                            -------        -------

    Net cash used in operating activities                      (305)           (34)
                                                            -------        -------

INVESTING ACTIVITIES
    Net proceeds from the sale of property                     --               24
    Capitalized acquisition costs                              --              (27)
    Proceeds from disposition of other assets                    35              4
                                                            -------        -------

       Net cash provided by investing activities                 35              1
                                                            -------        -------

FINANCING ACTIVITIES                                           --             --
                                                            -------        -------

DECREASE IN CASH & CASH EQUIVALENTS                            (270)           (33)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,864            418
                                                            -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 2,594        $   385
                                                            =======        =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 6 of 17 pages

                        XPLOR CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      1.  Basis of Preparation of Financial Statements

          The consolidated balance sheet as of June 30, 1996 and the consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six-month periods ended June 30, 1996 and 1995, are not necessarily indicative of the operating results for a full year.

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
                                                              ==========

          The Company has net operating loss carryforwards available at December 31, 1995, aggregating $884,000 which expire in years 1998 through 2009.

                               Page 7 of 17 pages

Item 2.                 XPLOR CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(a)   Liquidity

      At June 30, 1996, the Company had working capital of $2,425,000 compared with $2,452,000 at December 31, 1995, a decrease of $27,000. The ratio of current assets to current liabilities at June 30, 1996, was 7.15 to 1 as compared with 4.53 to 1 at December 31, 1995.

            Net cash used in operating activities during the six months ending June 30, 1996, was $305,000, compared to $34,000 for the same six-month period in 1995. During the first half of 1996, the operating loss of $112,000 was reduced by $76,000 in depreciation, depletion and amortization. $57,000 decrease in accounts receivable was primarily attributable to the receipt of certain settlement funds. Decreases of $300,000 in accounts payable and accrued liabilities were due to payments for properties acquired in 1995 and lower costs incurred for legal, accounting, and franchise taxes in 1996.

            For the six months ended June 30, 1996, $35,000 was provided by investing activities. These funds were received from a collateral bond that was retired and no longer required by the State of Montana.

            There were no funds used for or provided by financing activities during the first half of 1996.

(b)   Capital Resources

            As of June 30, 1996, the Company did not have any material commitments for capital expenditures. However, the Company plans to use a portion of its funds for the acquisition of producing properties and/or existing energy-related companies when appropriate opportunities on suitable terms can be identified. Several producing property and company acquisition possibilities are currently under consideration by management.

(c)   Results of Operations

            For the quarter ended June 30, 1996, the loss of $50,000 represented a $122,000 reduction of the $172,000 loss for the quarter ended June 30, 1995. The decrease was primarily attributable to the net effect of a $6,000 increase in interest income, a $7,000 decrease in the cost of oil and gas sales and a $33,000 decrease in general and administrative expenses when measured against the three months ending June 30, 1995.

                               Page 8 of 17 pages

            Second quarter 1996 oil and gas revenues of $104,000 were comparable to last year's sales of $93,000. Though production from the Company's owned and operated wells in West Virginia declined, the average price increased by $.27 per MCF, resulting in a minor increase in gross revenues for these wells. Income from the Company's non-operated wells was comparable with last year's sales. Management believes that average wellhead prices for oil and natural gas in 1996 will be above the levels of 1995.

            For the quarter ended June 30, 1996, the cost of oil and gas sales of 29% relative to sales decreased by 11% as compared with the same period last year which was primarily due to special well repairs for non-operated wells incurred last year. The depletion rate of 37%, as a percentage of sales, was comparable with last year's rate of 34%.

            General and administrative expenses decreased by $33,000, or 22%, as compared with last year, primarily due to decreases in accounting and legal fees offset by employee severance resulting from the relocation of the Company's executive office to Houston, Texas.

            For the first half of 1996, the loss of $112,000 represented a $159,000 reduction of the $271,000 loss for the first six months of 1995. The decrease was primarily attributable to the net effect of a $36,000 increase in interest income, a $35,000 decrease in the cost of oil and gas sales and an $22,000 decrease in general and administrative expenses when measured against the first six months of 1995.

            For the first half of 1996, oil and gas revenues of $206,000 were comparable to last year's sales of $194,000. Though production from the Company's owned and operated wells in West Virginia declined, the average price increased by $.34 per MCF, resulting in a minor increase in gross revenues for these wells. Income from the Company's non-operated wells was comparable with last year's sales. Management believes that average wellhead prices for oil and natural gas in 1996 will be above the levels of 1995.

            For the first half of 1996, the cost of oil and gas sales of 43% relative to sales decreased by 21% as compared with the same period last year which was primarily due to special well repairs for non-operated wells incurred last year. The depletion rate of 37%, as a percentage of sales, was comparable with last year's rate of 34%.

            General and administrative expenses decreased by $22,000, or 8%, as compared with last year, primarily due to decreases in accounting and legal fees offset by employee severance resulting from the relocation of the Company's executive office to Houston, Texas.

                               Page 9 of 17 pages

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is not a party to any material litigation.

Item 4.  Submission of Matters to Vote of Security Holders

      On June 25, 1996, the Company held its Annual Meeting of Stockholders for which proxies were solicited pursuant to Regulation 14. The matters voted upon were: (1) the election of five directors; (2) the approval of the 1995 Stock Option Plan; (3) the ratification of the appointment of Arthur Andersen LLP as independent auditors for the fiscal year 1996; and (4) approval of an amendment of the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 15,000,000. The nominees for election as directors were elected and the other matters proposed were approved by the stockholders by votes as follows:


(1)  Election of Directors                              For         Withheld
                                                        ---         --------
                                James E. Gayle        1,684,934       11,473
                                Martin A. Bell        1,690,747       5,660
                                J. Morton Davis       1,690,333       6,074
                                Richard Goldberger    1,694,558       1,849
                                Leonard Toboroff      1,694,648       1,759

                                For        Against     Abstain     NonVote

(2)  Stock Option Plan       1,163,628     34,047       5,632      493,100
(3)  Ratify Auditors         1,692,852      3,092        463          -
(4)  Amend Certificate       1,668,699     24,499       2,841        368


Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits

          3.1  Restated Composite Certificate of Incorporation (filed herewith)

      (b) During the quarter ended June 30, 1996, the Company did not file any Reports on Form 8-K.

                               Page 10 of 17 pages

                                  Exhibit Index

               3.1 Restated Composite Certificate of Incorporation








                               Page 11 of 17 pages

                                                            Exhibit 3.1 - Page 1

                               RESTATED COMPOSITE
                          CERTIFICATE OF INCORPORATION
                                       OF
                                XPLOR CORPORATION



                                   ARTICLE ONE

                  The name of the Corporation is Xplor Corporation.

                                   ARTICLE TWO

                  The address of the registered office of the Corporation in the State of Delaware is Corporation Trust Center, 1209 Orange Street, in the City of Wilmington, County of New Castle. The name of its registered agent at that address is The Corporation Trust Company.

                                  ARTICLE THREE

                  The purpose of the Corporation is to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware.

                                  ARTICLE FOUR

                  The Corporation shall have authority to be exercised by the Board of Directors to issue 15,000,000 shares of common voting stock of the par value of $.01 per share (the "Common Stock") having an aggregate par value of $150,000 and 1,000,000 shares of preferred stock of the par value of $.01 per share (the "Preferred Stock") having and aggregate par value of $10,000. Shares of the Preferred Stock shall be designated as the Board of Directors may determine and may be issued in series by Board of Directors as hereinafter provided in paragraph (d) below. The relative rights and preferences of the shares of capital stock of the Corporation shall be as follows:

                  (a) Each holder of Common Stock shall at every meeting of stockholders of the Corporation be entitled to one vote in person or by proxy for each share of Common Stock held by such holder and each holder of Preferred Stock with voting rights shall at every meeting of stockholders of the Corporation be entitled to one vote in person or by proxy for each share of Preferred Stock with voting rights held by such holder to the extent of such rights as specified pursuant to paragraph (c) (vii) below.

                  (b) Subject to the rights, if any, of the holders of the Preferred Stock, or any series thereof, the holders of the Common Stock are entitled to the entire voting power, all dividends declared and paid by the Corporation and all assets of the Corporation in the event of any liquidation, dissolution, or winding up of the Corporation.

                  (c) The Preferred Stock may be divided into and issued from time to time in one or more series. All shares of the Preferred Stock shall be of equal rank and shall be identical, except with respect to the particulars



                               Page 12 of 17 pages

                                                            Exhibit 3.1 - Page 2

that may be fixed by the Board of Directors as hereinafter provided pursuant to authority that is hereby expressly vested in the Board of Directors; provided, however, that each share of a given series of the Preferred Stock shall be identical in all respects with the other shares of such series. Before any shares of the Preferred Stock of any particular series shall be issued, the Board of Directors shall fix and determine, in the manner provided by law, the following particulars with respect to the shares of such series:

                  (i) the distinctive designation of such series and the number of shares of Preferred Stock that shall constitute such series, which number may be increased (except where otherwise provided by the Board of Directors in creating such series) or decreased (but not below the number of shares of such series then issued) from time to time by the Board of Directors by resolution;

                  (ii) the divided or rate of dividend payable with respect to shares of Preferred Stock of such series, the time of payment of any dividend, whether dividends shall be cumulative and, if so, the conditions under which and the date from which dividends shall be accumulated;

                  (iii) the redemption provisions applicable to the shares of Preferred Stock of such series, if any, and if applicable, the time or times when, the price or prices at which, and the other terms and conditions under which the shares of Preferred Stock of such series shall be redeemable;

                  (iv) the amount payable on shares of Preferred Stock of such series in the event of any voluntary or involuntary dissolution, liquidation or winding up of the affairs of the Corporation, which shall not be deemed to include the merger or consolidation of the Corporation or a sale, lease or conveyance of all or part of the assets of the Corporation;

                  (v) the purchase, retirement or sinking fund provisions, if any, for the redemption or purchase of shares of Preferred Stock of such series;

                  (vi) the rights, if any, of the holders of shares of Preferred Stock of such series to convert such shares into or exchange such shares for shares of the Common Stock or shares of any other series of the Preferred Stock and the terms and conditions of such conversion or exchange;

                  (vii) subject to paragraph (a) above, the extent of voting rights of the shares of Preferred Stock of such series or the absence thereof; and

                  (viii) such other terms, limitations, rights and preferences, if any, of such series as the Board of Directors may lawfully fix under the laws of the State of Delaware as in effect at the time of creation of such series.


                                  ARTICLE FIVE

                  None of the holders of shares of any class of stock of the

Corporation shall be entitled as matter of right to purchase, subscribe for



                               Page 13 of 17 pages

                                                            Exhibit 3.1 - Page 3

any class now or hereafter authorized, or any options or warrants to purchase, or otherwise acquire any new or additional shares of stock of the Corporation of subscribe for or otherwise acquire any such new or additional shares, or any shares, evidences of indebtedness, or any other securities convertible into or carrying options or warrants to purchase, subscribe for or otherwise acquire any new or additional shares other than such (if any) as the Board of Directors may determine from time to time.


                                   ARTICLE SIX

                  The number of directors which shall constitute the whole Board of Directors of the Corporation shall be not less than six (6) nor more than ten
(10) and shall be fixed in the By-Laws of the Corporation from time to time.


                                  ARTICLE SEVEN

                  The power to fill vacancies on the Board of Directors (whether by reason or resignation or otherwise) shall be vested solely in the Board of Directors and vacancies may be filled by a majority of the directors then in office, although less than a quorum, unless all directorships are vacant, in which case the stockholders shall fill the then existing vacancies.

                                  ARTICLE EIGHT

                  Special meeting of the stockholders of the Corporation for any purpose may be called at any time by the Board of Directors, or by a committee of the Board of Directors which has been duly designated by the Board of Directors and whose power and authority, as provided in a resolution of the Board of Directors or in the By-Laws of the Corporation, include the power to call such meetings, but special meetings may not be called by any other person.

                                  ARTICLE NINE

                  In furtherance and not in limitation of the powers conferred by statute, the Board of Directors is expressly authorized to make, repeal, alter, amend and rescind the By-Laws of the Corporation, provided that the Board of Directors may not amend the By-Laws to increase the number of directors above ten.

                                   ARTICLE TEN

                  The election of directors need not be by written ballot unless required by the By-Laws of the Corporation. Any director may be removed, either for or without cause, at any time, by the affirmative vote of the holders of record at least two-thirds (2/3) of the outstanding shares of stock entitled to vote, and the vacancy in the Board caused by any such removal shall be filled as provided herein; provided, that where the holders of any class or series are entitled to elect one or more directors the provisions of this section shall apply in respect of removal without cause of a director or directors so elected, to the vote of the outstanding shares of that class or series.

                               Page 14 of 17 pages

                                                            Exhibit 3.1 - Page 4

                                 ARTICLE ELEVEN

                  The Corporation may indemnify, to the fullest extent permitted by the General Corporation Law of the State of Delaware and as provided in the By-Laws of the Corporation, any and all persons whom it shall have the power to indemnify from and against any and all expenses, liabilities or other matters.

                                 ARTICLE TWELVE

                  Whenever a compromise or arrangement is proposed between this Corporation and its creditors or any class of them and/or between this Corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware may, on the application in a summary way of this Corporation or of any creditor or stockholder thereof or on application of any receiver or receivers appointed for this Corporation under the provisions of section 291 of Title 8 of the Delaware Code, or on the application of trustees in dissolution or of any receiver or receivers appointed for this Corporation under the provisions of section 279 of Title 8 of the Delaware Code, order a meeting of the creditors of class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourth in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this Corporation, as the case may be, agree to any compromise or arrangement and to any reorganization of this Corporation as a consequence of such compromise or arrangement, said compromise or arrangement and said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this Corporation, as the case may be, and also on this Corporation.

                                ARTICLE THIRTEEN

                  The Corporation reserves the right to amend, alter, change or repeal any provisions contained in this Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred on stockholders herein are granted subject to this reservation. Notwithstanding the preceding sentence, the provisions of this Certificate of Incorporation relating to the power to remove directors or to fill vacancies on the Board and amendments to the By-laws of the Corporation may not be amended without the affirmative vote of the holders of two-thirds of the shares entitled to vote in the election of directors.

                                ARTICLE FOURTEEN

                  Meetings of stockholders may be held within or without the State of Delaware, as the By-Laws may provide. The books of the Corporation may be kept (subject to provisions contained in the statutes) outside the State of Delaware at such place or places as may be designated from time to time by the Board of Directors or By-Laws. Election of directors need not be by written ballot unless the By-Laws of the Corporation so provide.

                               Page 15 of 17 pages

                                                            Exhibit 3.1 - Page 5

                                 ARTICLE FIFTEEN

                  The name and mailing address of the incorporator is Charles A. Mele, 380 Madison Avenue, New York , New York 10017.

                                 ARTICLE SIXTEEN

                  A director of this corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for a stock repurchase which is illegal under
Section 174 of the General Corporation Law of the State of Delaware, or (iv) for any transaction from which the director derived an improper personal benefit.

                               Page 16 of 17 pages

                               S I G N A T U R E S

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  XPLOR CORPORATION



Dated:  August 14, 1996           BY:   /s/ James E. Gayle
                                       ---------------------------
                                            James E. Gayle
                                        (Chief Executive Officer)

Dated:  August 14, 1996           BY:  /s/ James E. Gayle
                                       ---------------------------
                                           James E. Gayle
                                       (Principal Accounting Officer)



                               Page 17 of 17 pages