Form 10-Q
period 1996-09-30
XPLOR CORP
filed 1996-11-13
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended         September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from                 to
                                  ---------------    ---------------
   Commission file number                     0-14334

                                XPLOR CORPORATION

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                               13-3299127
    ---------------------------------------------       -------------------
    (State or other jurisdiction of incorporation        (I.R.S. Employer
                   or organization)                     Identification No.)

        16800 GREENSPOINT PARK DR, SUITE 300 SOUTH, HOUSTON, TEXAS 77060
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 872-2780
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at November 1, 1996
                -----                   -------------------------------
     Common Stock $.01 par value                 2,037,171 shares







                               Page 1 of 12 pages

                        XPLOR CORPORATION AND SUBSIDIARY


                                      INDEX

                                                                            PAGE


PART  I.  - FINANCIAL INFORMATION


Item 1.   - Financial Statements (Unaudited)

            (a)         Consolidated Balance Sheets as of
                        September 30, 1996, and December 31,
                        1995                                                 3

            (b)         Consolidated Statements of Operations for
                        the three-month periods ended September
                        30, 1996, and September 30, 1995
                                                                             4

            (c)         Consolidated Statements of Operations for
                        the nine-month periods ended September
                        30, 1996, and September 30, 1995
                                                                             5

            (d)         Consolidated Statements of Cash Flows for
                        the nine-month periods ended September
                        30, 1996, and September 30, 1995
                                                                             6

            (e)         Notes to Consolidated Financial State-
                        ments                                                7


Item 2.   - Management's Discussion and Analysis of Financial
            Condition and Results of Operation                            8-10


PART II.  - OTHER INFORMATION                                               11

Item 1.   - Legal Proceedings                                               11

Item 6.   - Exhibits and Reports on Form 8-K                                11


Signatures                                                                  12



                               Page 2 of 12 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                  September 30      December 31
                                                                      1996             1995
                                                                    ---------        --------
                                                                          (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                    $  2,760         $  2,864
       Accounts receivable and other                                     167              282
                                                                    --------         --------
                  TOTAL CURRENT ASSETS                                 2,927            3,146

    OIL AND GAS PROPERTIES AND EQUIPMENT (successful
       efforts method), at cost                                       18,843           18,843
       Less-accumulated depreciation, depletion,
          amortization and impairment                                (16,521)         (16,401)
                                                                    --------         --------
                                                                       2,322            2,442

    INVESTMENT IN EQUITY SECURITIES                                       55               55

    OTHER ASSETS                                                         182              224
                                                                    --------         --------
                  TOTAL ASSETS                                      $  5,486         $  5,867
                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable                                             $    305         $    389
       Accrued liabilities
          Suspended revenues and settlements                             167              197
          Other                                                            8              108
                                                                    --------         --------
                  TOTAL CURRENT LIABILITIES                              480              694

    DEFERRED INCOME TAXES                                                287              317
                                                                    --------         --------
                  TOTAL LIABILITIES                                      767            1,011

    STOCKHOLDERS' EQUITY
       Preferred Stock, par value $.01 per share--
          authorized 1,000,000 shares; none issued
       Common Stock, par value $.01 per share--
          authorized 15,000,000 shares; 2,595,673
          shares issued and outstanding                                   26               26
       Additional paid-in capital                                     20,678           20,678
       Accumulated deficit                                          (13,224))         (13,087)
                                                                    --------         --------
                                                                       7,480            7,617
       Less cost of Common Stock in treasury--558,502
          shares at September 30,1996 and December 31,
          1995                                                        (2,761)          (2,761)
                                                                    --------         --------
                  TOTAL STOCKHOLDERS' EQUITY                           4,719            4,856
                                                                    --------         --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $  5,486         $  5,867
                                                                    ========         ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 3 of 12 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Three Months            Three Months
                                                         Ended                   Ended
                                                  September 30, 1996      September 30, 1995
                                                  ------------------      ------------------
                                                      (In thousands, except per share data)

REVENUES
    Oil and gas sales                                  $       130           $       102
    Pipeline sales and fees                                      3                     3
    Oil field operation fees                                    20                    27
    Management fees                                              3                     6
    Interest income and other                                   49                     9
                                                       -----------           -----------
          Total Revenues                                       205                   147
                                                       -----------           -----------

EXPENSES
    Cost of oil and gas sales                                   43                    39
    Provision for asset impairment                              --                   239
    Depreciation, depletion and amortization                    47                    35
    General and administrative                                 140                   114
                                                       -----------           -----------
          Total Expenses                                       230                   427
                                                       -----------           -----------

       Loss before income taxes                                (25)                 (280)

PROVISION FOR INCOME TAXES                                      --                    --
                                                       -----------           -----------


       Net loss                                        $       (25)          $      (280)
                                                       ===========           ===========

Net loss per common share and common
       share equivalents                               $      (.01)          $      (.14)
                                                       ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            2,106,460             2,058,278
                                                       ===========           ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 4 of 12 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                     Nine Months             Nine Months
                                                        Ended                    Ended
                                                 September 30, 1996       September 30, 1995
                                                 ------------------       ------------------
                                                     (In thousands, except per share data)

REVENUES
    Oil and gas sales                                  $       336           $       296
    Pipeline sales and fees                                      5                     9
    Oil field operation fees                                    67                    83
    Management fees                                              7                    20
    Gain on sale of oil and gas properties                      --                    12
    Interest income and other                                   99                    22
                                                       -----------           -----------
          Total Revenues                                       514                   442
                                                       -----------           -----------

EXPENSES
    Cost of oil and gas sales                                  133                   163
    Pipeline Operating Costs                                    --                     1
    Exploration costs                                           --                    42
    Provision for asset impairment                              --                   294
    Depreciation, depletion and amortization                   123                   101
    General and administrative                                 395                   392
                                                       -----------           -----------
          Total Expenses                                       651                   993
                                                       -----------           -----------

       Loss before income taxes                               (137)                 (551)

PROVISION FOR INCOME TAXES                                      --                    --
                                                       -----------           -----------


       Net loss                                        $      (137)          $      (551)
                                                       ===========           ===========

Net loss per common share and common
       share equivalents                               $      (.07)          $      (.27)
                                                       ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            2,091,798             2,058,278
                                                       ===========           ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 5 of 12 pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                    Nine Months       Nine Months
                                                                       Ended             Ended
                                                                September 30, 1996  September 30, 1995
                                                                ------------------  ------------------
                                                                           (In thousands)

OPERATING ACTIVITIES
    Net loss                                                         $  (137)          $  (551)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Provision for asset impairment                                  --               294
          Depreciation, depletion and amortization                       123               101
          Gain on sale of oil and gas properties                          --               (12)

          Change in operating assets and liabilities:
                  Decrease in accounts receivable and other              115                71
                  Increase (decrease) in accounts payable                (84)              144
                  Decrease in accrued liabilities                       (160)              (43)
                                                                     -------           -------

       Net cash provided by (used in)
          operating activities                                          (143)                4
                                                                     -------           -------

INVESTING ACTIVITIES
    Net proceeds from the sale of property                                --                24
    Additions to oil and gas equipment and interests                      --               (12)
    Capitalized acquisition costs                                         --               (94)
    Reduction to lease inventory                                          --                 3
    Proceeds from disposition of other assets                             39                 4
                                                                     -------           -------

       Net cash provided by (used in)
          investing activities                                            39               (75)
                                                                     -------           -------

FINANCING ACTIVITIES                                                      --                --
                                                                     -------           -------

DECREASE IN CASH & CASH EQUIVALENTS                                     (104)             (330)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       2,864               768
                                                                     -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 2,760           $   438
                                                                     =======           =======



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Page 6 of 12 pages

                        XPLOR CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. Basis of Preparation of Financial Statements

   The consolidated balance sheet as of September 30, 1996, and December 31, 1995, and the consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine-month periods ended September 30, 1996 and 1995, are not necessarily indicative of the operating results for a full year.

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

                               Page 7 of 12 pages

Item 2.                 XPLOR CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(a) Liquidity

         At September 30, 1996, the Company had working capital of $2,447,000 compared with $2,452,000 at December 31, 1995, a decrease of $5,000. This decrease is primarily attributable to the net decreases in accounts receivable, payable and accrued liabilities. The ratio of current assets to current liabilities at September 30, 1996, was 6.09 to 1 as compared with
    4.53 to 1 at December 31, 1995.

         Net cash used in operating activities during the nine months ending September 30, 1996, was $143,000, whereas $4,000 was provided by operating activities for the same nine month period in 1995. During the first three quarters of 1996, the operating loss of $137,000 was reduced by $123,000 in depreciation, depletion and amortization. The receipt of certain previously accrued settlement funds in the first half of 1996 primarily accounted for the $115,000 decrease in accounts receivable. Decreases of $330,000 in accounts payable and accrued liabilities were due to payments for properties acquired in 1995 and lower accruals for legal, accounting, and franchise taxes in 1996.

         For the nine months ended September 30, 1996, $35,000 was provided by investing activities. These funds were received from a collateral bond that was retired and no longer required by the State of Montana.

         No funds were used for or provided by financing activities during the first three quarters of 1996.

(b) Capital Resources

         As of September 30, 1996, the Company did not have any material commitments for capital expenditures. However, the Company plans to use a portion of its funds for the acquisition of producing properties and/or existing energy-related companies when appropriate opportunities on suitable terms can be identified. Several producing property and company acquisition possibilities are currently under consideration by management.

(c) Results of Operations

         For the quarter ended September 30, 1996, the loss of $25,000 represented a $255,000 reduction of the $280,000 loss for the quarter ended September 30, 1995. The decrease was primarily

                               Page 8 of 12 pages
    attributable to the net effect of a $239,000 reduction in the provision for asset impairment and a $40,000 increase in interest income, partially offset by a $4,000 increase in the cost of oil and gas sales and a $26,000 increase in general and administrative expenses.

         During the third quarter of 1996 oil and gas revenues of $130,000 were comparable with last year's sales of $102,000. Though production from the Company's owned and operated wells in West Virginia declined, the average price increased by $.28 per MCF, resulting in an increase in gross revenues for these wells. Revenue from the Company's non-operated wells was comparable with last year's sales. Management believes that average wellhead prices for oil and natural gas in 1996 will be above the levels of 1995. For the quarter ended September 30, 1996, the cost of oil and gas sales of 33% relative to sales decreased by 5% as compared with the same period last year due to the special well repairs for non-operated wells incurred last year. The depletion rate of 36%, as a percentage of sales, was comparable with last year's rate of 34%.

         General and administrative expenses increased by $26,000, or 23%, as compared with last year, primarily due to one-time relocation expenses associated with the relocation of the corporate office to Houston, Texas and increases in outside consulting expenses resulting from acquisition prospect evaluations.

         For the first three quarters of 1996, the loss of $137,000 represented a $414,000 reduction of the $551,000 loss for the first nine months of 1995. The decrease was primarily attributable to the net effect of a $239,000 reduction in the provision for asset impairments, a $77,000 increase in interest income, a $30,000 decrease in the cost of oil and gas sales and a $3,000 increase in general and administrative expenses.

         Oil and gas revenues of $336,000 were comparable with last year's sales of $296,000. Though production from the Company's owned and operated wells in West Virginia declined, the average price increased by $.29 per MCF, resulting in an increase in gross revenues for these wells. Revenue from the Company's non-operated wells was comparable with last year's sales.

         For the first three quarters of 1996, the cost of oil and gas sales of 40% relative to sales decreased by 15% as compared with the same period last year due to the special well repairs for non- operated wells incurred last year and reductions in lease operating expenses during 1996 on operated wells. The depletion rate of 37%, as a percentage of sales, was comparable with last year's rate of 34%.

         During the nine months ending September 30, 1995, the Company recognized a $211,000 expense for the abandonment of a non-operated well in Texas and a $25,000 write-down for a well the Company operates in Colorado. The Company also booked a valuation

                               Page 9 of 12 pages
    adjustment of $55,000 for its pipeline in Texas because one of the suppliers to the Company's pipeline subsidiary shut in wells in the area. Based on an independent engineering report, the remaining value of the pipeline system can be recovered from future revenues.

         General and administrative expenses decreased by $3,000, or less than 1%, as compared with the first three quarters of last year.

                               Page 10 of 12 pages

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

     The Company is not a party to any material litigation.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - none.

     (b) During the quarter ended September 30, 1996, the Company did not file any reports on Form 8-K.

                               Page 11 of 12 pages

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the under-

signed thereunto duly authorized.



                                       XPLOR CORPORATION



Dated:  November 13, 1996         BY:      /s/ James E. Gayle
                                       ---------------------------
                                             James E. Gayle
                                        (Chief Executive Officer)



Dated:  November 13, 1996         BY:      /s/ James E. Gayle
                                       ------------------------------
                                             James E. Gayle
                                       (Principal Accounting Officer)



                               Page 12 of 12 pages