Form 10-K405
period 1996-12-31
XPLOR CORP
filed 1997-03-31
CIK 312037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                                       OR

      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission File Number 0-14334

                                XPLOR CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               13-3299127
     ----------------------------------             ---------------------------
       State or other jurisdiction of                  I.R.S. Employer
        incorporation or organization                identification No.

         16800 Greenspoint Park Drive, Ste 300 South, Houston, TX 77060
     -----------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code (281) 875-2780

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing bid price of such stock on March 18, 1997 was approximately $3,863,991. As of March 18, 1997, the Registrant had outstanding 2,037,171 shares of Common Stock.

                                     PART I

Items 1. and 2.   Business; Properties

General Information

Xplor Corporation (the "Company") is primarily engaged in the business of acquiring, evaluating, developing and operating oil and gas properties, with developed oil and gas properties, acreage and production in six states. A large percentage of the Company's production is comprised of gas produced in West Virginia. The Company also operates an intrastate gas gathering system in Texas. The Company was incorporated in the State of Delaware in September 1985 and acquired significant assets in March 1986 by merger with Xplor Energy Corporation and asset acquisitions of ten limited partnerships which had been sponsored by Xplor Energy Corporation and by Parliament Hill Corporation, which was at that time a principal stockholder of the Company.

Proposed Merger and Property Acquisition

On February 11, 1997, the Company announced that it had agreed in principle to an arrangement under which the Company will merge with a substantial privately-held oil and gas company, and acquire additional oil and gas properties from a larger publicly-held oil and gas company in exchange for shares of the Common Stock of the Company. Xplor will have, upon completion of both the merger and property acquisition, estimated proved reserves of 13,500 MMcf and a significant inventory of exploration and development properties.

At the time of completing the transactions, it is anticipated that the current stockholders of the Company will own approximately 21% of the outstanding shares of the Company, the stockholders of the private company to be merged with the Company will own approximately 58%, and the publicly-held company selling the additional properties will own approximately 21%.

Completion of the transactions is subject to significant conditions, including, among other things, finalization of definitive documentation and approvals by the Boards of Directors of the Company and the other parties.

Oil and Gas Reserves and Production Information

The Company has not filed any estimate of oil or gas reserve information with any federal authority or agency other than the Securities and Exchange Commission. The following table summarizes the estimate of the Company's net proved reserves as of December 31, 1996 reviewed by Ryder

Scott Company, independent petroleum engineers. Approximately 83% of the Company's owned and operated proved reserves on a present value basis is derived from gas reserves in Barbour and Doddridge Counties, West Virginia.

                                         Proved Reserves
                                           (12/31/96)
          Oil and Condensate (Mbbls)           56
          Natural Gas (MMcf)                  2,362
          Equivalent Barrels (MBOE)            450
          Present Value @ 10% (1,000s)       $3,857

The foregoing table represents an increase in value and a decrease in amount of reserves as compared with December 31, 1995. See Note 9 of Notes to Consolidated Financial Statements (Supplementary Oil and Gas Disclosures) for further information.

Drilling Activity

The Company did not drill any development wells during the three years ended December 31, 1996. The following table sets forth the Company's drilling activity for that period.

                             Exploratory Wells
                             -----------------
                    Gross Wells                    Net Wells
           ------------------------    ---------------------------
      Year  Productive Dry  Total       Productive   Dry   Total
      ----  ---------- ---  -----       ----------   ---   -----
      1994     0       2      2            0.00     0.36   0.36
      1995     0       0      0            0.00     0.00   0.00
      1996     0       0      0            0.00     0.00   0.00
           -------------------------------------------------------
     Totals    0       2      2            0.00     0.36   0.36
           =======================================================

                            Productive Wells
                            ----------------
                              (As of 12/31/96)
                            Gross Wells                Net Wells
                   -----------------------------------------------------
   State             Oil     Gas    Total         Oil     Gas    Total
   -----             ---     ---    -----         ---     ---    -----
West Virginia         -      143     143          0.00   56.93   56.93
Louisiana             1        7       8          0.04    0.26    0.30
Oklahoma              1        7       8          0.02    0.31    0.33
Texas                 8        2      10          0.94    0.41    1.35
Colorado              0        1       1          0.00    0.60    0.60
California            3        0       3          0.20    0.00    0.20
                   -----------------------------------------------------
  Totals             13      160     173          1.20   58.51   59.71
  ------           =====================================================

Acreage

The following table sets forth the developed acreage of the Company as of December 31, 1996:

                        Developed Acreage
                        -----------------
          State           Gross Acres           Net Acres
          -----           -----------           ---------
     West Virginia         5,358.68              2,029.32
     Louisiana               820.32                 40.00
     Texas                 1,731.00                248.76
     Colorado                477.94                288.56
     Oklahoma              2,173.69                 73.06
     California              400.00                 26.36
                          ---------              --------
          Totals          10,961.63              2,706.06
                          =========              ========

Undeveloped Acreage

As of December 31, 1996, the Company had no interest in undeveloped leases.

Production

The following table summarizes the net oil and gas production, weighted average sales prices and average production (lifting) costs per unit of production (equivalent Mcf @ 6bbls=1Mcf) for the Company for the periods indicated:

                   Units of Production               Average Unit Price
                  ---------------------          --------------------------
                                                                    Average
                      Oil        Gas                                Lifting
       Year Ended   (bbls)      (Mcf)             Oil       Gas    Cost/Mcf
       ----------    -----      -----             ---       ---    --------
        12/31/94     4,435     229,003           $13.78    $2.13     $1.00
        12/31/95     3,653     171,205           $15.83    $2.00     $1.04
        12/31/96     4,758     169,073           $17.53    $2.32     $0.94

Competition, Markets and Regulation

Competition: The oil and gas industry is highly competitive in all its phases. There are a large number of operators engaged in oil and gas property acquisition and development. The Company encounters strong competition in acquiring economically desirable properties, equipment and labor to operate and maintain its properties from major and independent oil and gas companies, many of which possess greater financial resources and larger staffs than the Company.

Markets: The availability of a ready market for any oil and gas produced by the Company depends upon numerous factors beyond its control, the exact effect of which cannot be accurately predicted.

These factors include the amount of oil and gas available for sale, crude oil imports, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market such as fluctuating supply and demand.

For the years 1996, 1995 and 1994 sales of gas production in West Virginia, respectively, to Howard Energy Company, Natural Gas Clearinghouse and Phoenix Diversified Venture, Inc. accounted for, respectively, approximately 70%, 54% and 67% of the Company's total revenues. In 1997, the Company's West Virginia gas production is being sold to Columbia Energy Systems Corporation under a one-year contract which incorporates market sensitive pricing.

Production of any oil and gas discovered or acquired by the Company is affected to some degree by state and federal regulations. Many states have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste and to protect correlative rights to produce oil and gas between owners of a common reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit, which may increase or decrease in accordance with supply and demand.

Environmental Regulation: The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit before drilling commences, prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises and impose substantial liabilities for pollution resulting from drilling operations. Violation of environmental legislation and regulations may result in the imposition of fines and, in certain circumstances, the entry of an order for the abatement of the conditions or suspension of the activities giving rise to the violation. To date the Company has not been required to spend or invest material sums for environmental compliance. However, inasmuch as environmental laws and regulations are frequently changed, the Company is unable to predict the ultimate costs of future compliance. Management does not believe that expenditures required by the Company to be in compliance with such laws and regulations will have a material impact on the Company's financial position or results of operation.

Other Government Regulations: The oil and gas industry is subject to extensive federal and state regulation governing the conduct of operations, once production is established. Matters that are subject to federal or state control include permits to drill, the location of wells and limitations on production for conservation purposes. Moreover, the Company's operations may be affected from time to time in varying degrees by changes in federal and state laws and regulations.

Employees: As of March 18, 1997 the Company had two employees, its Chairman and President and an administrative assistant. With its relocation of its executive offices from Denver, Colorado to Houston, Texas, the Company outsourced accounting functions to a professional oil and gas financial services firm and well tending to a professional contractor.

Other Properties: The Company's executive and operating offices are located in Houston, Texas where it occupies premises of approximately 2,150 square feet pursuant to a lease which expires on July 31, 1998. The Company's annual rental expense is approximately $26,000.

Item 3.   Legal Proceedings

The Company is a party in a number of lawsuits arising in the ordinary course of business. In the opinion of management, final judgements or settlements, if any, which may be awarded or entered into in connection with any one or more of these suits would not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol XPLR. The following table sets forth the range of high and low closing bid prices for each quarterly period during the two most recent fiscal years, as reported by the NASDAQ SmallCap Market System after June 9, 1995 and on the NASDAQ National Market System where the stock was traded before that date. All SmallCap quotations represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                  1995            High          Low
                  ----            ----          ---
          First Quarter           1 1/2        1 1/8
          Second Quarter          2            1 1/8
          Third Quarter           2 1/8        1 5/8
          Fourth Quarter          2            1 1/8

                  1996
                  ----
          First Quarter           2 1/4        1 5/8
          Second Quarter          3 3/8        1 7/8
          Third Quarter           3            2 1/8
          Fourth Quarter          2 7/8        1 3/4

On March 18, 1997, the closing bid price for the Company's Common Stock was $3.875 per share.

The Company had 922 stockholders of record as of March 18, 1997. The Company has not paid dividends since January 1991 and has no present intention to resume their payment.

Item 6.   Selected Financial Data

The following table sets forth selected financial data of the Company for the fiscal years ended December 31, 1992 through 1996.

                           1996        1995         1994        1993       1992
                           ----        ----         ----        ----       ----
Total Assets              $5,482      $5,867       $3,777      $4,561     $5,920
Operating Revenues         613         552          867         895        1,097
Total Revenues             755        3,084         919        1,796       1,756
Exploration Costs           -           42          344          1           3
Provision for Asset
Impairment                  4          304           37         317         58
(Provision) Benefit  for
Deferred Taxes              30        (317)          -           -           -
Net Income (Loss)         (166)       1,214        (765)        349        (442)
Net Income (Loss) per
Common Share              $(.08)       $.59        $(.38)       $.17      $(.21)

                 [In thousands, except per share information]

Item 7.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

(a)  Liquidity

At December 31, 1996, the Company had working capital of $2,498,000 compared with $2,452,000 at December 31, 1995, an increase of $46,000. The ratio of current assets to current liabilities at December 31, 1996 was 6.65 to 1 compared with 4.53 to 1 at December 31, 1995.

Net cash used in operating activities during 1996 was $109,000, whereas $2,530,000 was provided by operating activities during 1995 due in large part to the receipt of contract settlement proceeds of $2,490,000 primarily from the settlement of the Columbia bankruptcy described below. Cash and cash equivalents decreased by $109,000 principally due to the payment in 1996 for properties acquired in 1995. The reduction of $97,000 in accounts receivable was primarily the result of the timing of revenue receipts. The decrease in current liabilities of $252,000 reflected payments on the prior year's accruals for property acquisitions and payments to working interest owners in connection with the Columbia bankruptcy settlement. During 1996, no cash was used in or provided by investing or financing activities.

On February 11,1997, the Company announced that it has agreed in principle to an arrangement under which the Company will merge with a substantial privately-held oil and gas company, and acquire additional oil and gas properties from a larger publicly-held oil and gas company in exchange for shares of common stock of the Company ("Proposed Merger"). In the event that the Proposed Merger is consummated, it is expected that the Company will significantly increase working capital.

(b)  Capital Resources

As of December 31, 1996, the Company did not have material commitments for capital expenditures. In the event the Proposed Merger is consummated, it is expected that the Company will assume significant commitments for development and exploration for which available working capital should be adequate.

(c)  Results of Operations

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

The Company experienced a net loss of $166,000 for 1996 versus net income of $1,214,000 for 1995. In 1995, the Company settled its claims against Columbia Gas Transmission Corporation which had been a major purchaser of the Company's West Virginia gas production and which had been operating under Chapter 11 bankruptcy. Primarily as a result of this settlement, the Company's 1995 income reflected contract settlement proceeds of $2,490,000. Excluding the 1995 Columbia settlement, the Company's loss of $166,000 for 1996 represented an improvement of $793,000 over 1995's loss from continuing operations of $959,000.

Oil and gas revenue of $476,000 for 1996 increased by $76,000 over 1995's oil and gas revenue of $400,000, primarily due to increased oil and gas prices. The 1996 cost of oil and gas sales of 42% relative to sales decreased by 19% from the prior year's cost of 52% relative to sales. This decrease was primarily due to increases in prices. The 1996 depletion rate of 40% as a percentage of sales is comparable to last year's rate of 44%. During 1996, the Company booked valuation adjustments of $4,000 as compared to the $304,000 recorded during 1995.

The Company's 1996 investment income of $142,000 increased by $112,000 over 1995 due primarily to interest received from the investment of the Columbia contract settlement proceeds.

During 1996, general and administrative expense of $555,000 decreased $81,000 from $636,000 in 1995. This reduction was primarily due to decreases in payroll, insurance and legal costs as a result of downsizing the Company in 1996 and outsourcing accounting activities. The Company relocated its corporate offices in June 1996 to Houston, Texas from Denver, Colorado.

Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

The Company's income of $1,214,000 for 1995 represented a $1,979,000 increase over the 1994 net loss of $765,000 and was attributable to the Columbia contract settlement. Non-cash charges in 1995 included a $317,000 provision for income taxes, asset impairments totaling $304,000 and acquisition financing commitment expenses of $187,000. A decrease of $149,000 in oil and gas sales was offset by decreases of $52,000 in depreciation, depletion and amortization and of $78,000 in costs of oil and gas sales.

Oil and gas revenue of $400,000 for 1995 decreased by $149,000 compared with 1994 primarily due to reduced production from wells in Louisiana which experienced mechanical problems and the absence of revenue from wells sold during 1995. Revenues from pipeline sales and fees decreased by $157,000 during 1995 due to reduced gas receipts from one supply source which ceased production.

The 1995 cost of oil and gas sales of 52% relative to sales was the same as the prior year, and the depletion rate of 44% as a percentage of sales was comparable to the prior year's rate of 42%. During 1995, the Company booked valuation adjustments of $304,000 including $246,000 from non-operated wells in Texas and the Rocky Mountain region and $55,000 for its pipelines in Texas where one supplier abandoned wells connected to the system.

During 1995, the Company agreed in principle to acquire certain oil properties in Illinois. The termination of the proposed acquisition resulted in the recognition of $105,000 of general and administrative expense. However, the overall increase in general and administrative expense was limited to $28,000 compared with the prior year by a comprehensive reduction in other areas and the absence of a $58,000 accrual for franchise taxes recognized in 1994.

During 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). This Statement is effective for fiscal years beginning after December 15, 1995. The adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

During 1996, the Company also adopted Financial Accounting Standard No. 123 entitled "Accounting for Stock-Based Compensation" ("SFAS No. 123") for disclosure purposes only. For financial reporting purposes, the Company elected to remain with the accounting prescribed by APB Opinion No. 25. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 31, 1995.

Item 8.   Financial Statements and Supplementary Data

This information appears in a separate section of this report following Part IV.

Item 9.   Disagreements on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

                                     Director
          Name              Age      Since             Position
          ----              ---      -----             --------
     James E. Gayle         47       1994       Chairman, President and
                                                 Chief Executive Officer

     Martin A. Bell         45       1991       Director and Secretary
     J. Morton Davis        69       1986              Director
     Richard Goldberger     67       1995              Director
     Leonard Toboroff       64       1994              Director


James E. Gayle was elected as a director and as chief executive officer in June 1994, Chairman effective July 1994 and President effective September 1994. Since 1979, he has been Chairman, President and sole stockholder of HGX Energy Corporation which provides market and contract consulting services to independent oil and gas exploration and production companies, natural gas pipeline companies and local distribution companies. Prior to Mr. Gayle's election as an officer and director of the Company, HGX was acting as a consultant to the Company since October 1993.

Martin A. Bell is the Vice Chairman and General Counsel of D.H. Blair Investment Banking Corp., a member of the New York Stock Exchange, and has been General Counsel of that organization and predecessor companies since 1991.

J. Morton Davis is presently, and has been since 1962, the Chairman of the Board of D.H. Blair Investment Banking Corp. and predecessor companies. Since 1967 he has also served as President of Engex Inc., a closed-end, non-diversified investment company. Mr. Davis is a director of American List Corp. and Parliament Hill Corporation.

Richard Goldberger was elected a director in September 1995. He has been Chairman of the Board and Chief Executive Officer of Linda's Flame Roasted Chicken, Inc. (restaurants and restaurant franchising) since 1992 and is a director of United Jersey Banks. He was also the founder of Garden State Brickface Company where he served as Chairman and chief executive from 1953 until 1989.

Leonard Toboroff, a private investor, has been for more than the last five years Vice Chairman of Riddell Sports Inc., a manufacturer of protective sports equipment. He serves as a director of Riddell, Allis-Chalmers Corporation (oil field services), Banner Aerospace Inc. (aviation parts and aircraft sales), Engex Inc. (closed-end, non-diversified investment company) and Saratoga Beverages Inc. (branded water products).

All directors of the Company will hold office until the next annual meeting of stockholders and until their successors have been elected and qualified. The officers are elected by the Board of Directors.

Item 11.  Executive Compensation

The following table sets forth the compensation paid by the Company for the three years ended December 31, 1996 to its chief executive officer. At no time during this period did the Company pay any executive officer annual compensation exceeding $100,000 or any bonus.

                           SUMMARY COMPENSATION TABLE

                                Annual Compensation   Long-Term Compensation
                                -------------------   ----------------------

Name and Position   Fiscal Year     Salary($)            Option Awards (#)
-----------------   -----------     ---------            -----------------
James E. Gayle       1994             71,508                 100,000
Chairman, President  1995             96,000                 150,000
& CEO (A)            1996             92,000                  - 0 -
James A. Scarpone    1994             12,000                  - 0 -
Chairman & CEO       1995              - 0 -                  - 0 -
                     1996              - 0 -                  - 0 -

------------------------
(A) Mr. Gayle became chief executive officer in June 1994, replacing Mr. Scarpone. The amount shown as salary compensation for 1994 includes consulting fees paid during 1994 to Mr. Gayle's affiliate, HGX Energy Corporation, which had been acting as a consultant to the Company prior to his election.

The Company does not have a long-term incentive plan or a retirement plan. It maintains only the stock option plans reflected in the foregoing and following table. No options were granted to or exercised by the chief executive officer in 1996. The following table sets forth information with respect to fiscal 1996 concerning individual options and values relating to the Company's chief executive officer.


                   Aggregated FY-End Option Values
                   -------------------------------

                   Number of Securities Underly        Value of Unexercised In-the-Money
                   Unexercised Options at FY-End (#)         Options at FY-End ($)

                         Exercisable/                      Exercisable/
      Name               Unexercisable                     Unexercisable
      ----               -------------                     -------------

 James E. Gayle          87,500/162,500                     $64,063/$110,938

Directors of the Company receive no compensation for service on the Board, other than reimbursement of expenses for attendance at meetings. Directors who are not officers or employees of the Company or holders of 5% or more of the Company's outstanding stock also receive annually options to purchase 10,000 shares of the Company's stock at an exercise price equal to the fair market value at the time of grant.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Set forth below is information concerning stock ownership of all persons known by the Company to own beneficially 5% or more of the Company's Common Stock, all directors, and all directors and officers of the Company as a group, based upon the 2,037,171 shares of Common Stock outstanding on March 18, 1997 plus shares deemed outstanding pursuant to Securities and Exchange Commission Rule 13d-3(d)(1).

   Name of Beneficial Holder          Amount and Nature
      or Identity of Group       of Beneficial Ownership (1)   Percent of Class
     ---------------------       -----------------------       ----------------
J. Morton Davis(2)                      1,066,512(3)                53.7%

James E. Gayle                             87,500(4)                 4.1%

Martin A. Bell                             30,500(4)(5)              1.5%

Richard Goldberger                         20,000(4)                 1.0%

Kinder Investments, L.P.(6)               503,000(7)                19.8%

Leonard Toboroff                           20,000(4)                 1.0%

All directors and officers
as a group (5 persons)                  1,224,512(4)                57.0%

------------------------
(1) All persons named have sole voting and investment power, except as otherwise noted.

(2)  44 Wall Street, New York, NY 10005.

(3) Includes: (i) 766,307 shares owned by D.H. Blair Investment Banking Corp. ("Blair Investment"); (ii) warrants to purchase 10,000 shares at $2.125 per share expiring June 10, 1997 owned by Blair Investment; (iii) warrants to purchase 20,000 shares at $3.29 per share expiring September 1, 1999 owned by Blair Investment; (iv) 163,411 shares owned by Rivkalex Corp. ("Rivkalex"); (v) 70,954 shares owned by Rosalind Davidowitz, Mr. Davis' spouse; and (vi) 35,840 shares owned by Parliament Hill Corporation ("PHC"). Mr. Davis is the sole stockholder of Blair Investment. Blair Investment may be deemed to beneficially own 796,307 or 38.5% of the Company's Common Stock. Ms. Davidowitz may be deemed to beneficially own 270,205 shares or 13.3% of the Company's Common Stock. Rivkalex may be deemed to beneficially own 163,411 shares or 8% of the Company's Common Stock. Mr. Davis has sole power to vote or to direct the vote, to dispose or to direct the disposition of shares owned by Blair Investment. Ms. Davidowitz and the Board of Directors of PHC, of which Mr. Davis is a director and Chairman, have the power to vote or to direct the vote, to dispose or to direct the disposition of shares owned by PHC. Ms. Davidowitz has sole voting and dispositive control of the shares owned by herself and Rivkalex. Mr. Davis disclaims beneficial ownership of all shares attributed to Rosalind Davidowitz and Rivkalex. PHC is a private corporation of which Rosalind Davidowitz beneficially owns 72.6% and Blair Investment beneficially owns 13.4%. The number of shares shown does not include any shares beneficially owned by Kinder Investments, L.P. and referred to in note (7) below, the ownership of which are disclaimed by Mr. Davis, Ms. Davidowitz and Blair Investment.

(4) Includes immediately exercisable options to purchase shares as follows: Mr. Gayle, 87,500 shares; Mr. Bell, 30,000 shares; Mr. Goldberger, 20,000 shares; Mr. Toboroff, 20,000 shares; and all officers and directors as a group, 187,500 shares.

(5) Excludes shares owned by Blair Investment, with which Mr. Bell is employed, as beneficial ownership of such shares is disclaimed by Mr. Bell.

(6)  779 CR 403, Greenville, NY 12083.

(7) Includes 500,000 shares issuable pursuant to the warrant exercisable at $2.00 per share. The General Partner of Kinder Investments, L.P. ("Kinder") is Kenton E. Wood who has sole voting and dispositive power over shares owned by Kinder. Mr. Wood is also Chief Executive Officer and a director and stockholder of D.H. Blair & Co., Inc. ("Blair"). Certain limited partners of Kinder are also stockholders of Blair. The limited partners of Kinder are the children and grandchildren of J. Morton Davis and Rosalind Davidowitz. The number of shares shown does not include any shares owned by Blair Investment, Mr. Davis or Ms. Davidowitz, the beneficial ownership of which are disclaimed by Kinder and Mr. Wood.

Item 13.   Certain Relationships and Related Party Transactions

Not applicable.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

      (a)   1.    The following are contained in a separate section of this
                  Form 10-K which follows Part IV.

                                                                          Page
                                                                          ----

      Report of Independent Public Accountants..............................18

      Consolidated Balance Sheets ..........................................19

      Consolidated Statements of Operations - Years ended
      December 31, 1996, 1995 and 1994......................................21

      Consolidated Statements of Stockholders' Equity - Years ended
      December 31, 1996, 1995 and 1994......................................22

      Consolidated Statements of Cash Flows - Years ended
      December 31, 1996, 1995 and 1994......................................23

      Notes to Consolidated Financial Statements............................24

      Supplementary Oil and Gas
      Disclosures (Unaudited) ..............................................32

2.    Financial Statement Schedules.

               None. All Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted since they are not required under the related instructions or are inapplicable or the required information is shown in the financial statements or related notes.

3.    Exhibits:

      (3)    Certificate of Incorporation and By-Laws (1)

      (4.1)  Warrant issued to Kinder Investments, L.P. (2)

      (10.1) Registrant's 1985 Incentive Stock Option Plan (1)

      (10.7) Registrant's 1995 Stock Option Plan (2)

      (10.8) Note and Warrant Agreement with Kinder Investments, L.P. (2)

   (b) The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

   (c)  See Item 14(a)(3) above.

   (d)  See Item 14(a)(2) above.

------------------------
(1) Incorporated by reference to the Registrant's Statement on Form S-4 (File No. 33-1903) declared effective on January 8, 1986.

(2) Incorporated by reference to the Registrant's Form 10-K for the year ended December 31, 1995.

Item 8.   Financial Statements and Supplementary Data

                        XPLOR CORPORATION AND SUBSIDIARY

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                       Page
                                                                       ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                18

FINANCIAL STATEMENTS:

      Consolidated Balance Sheets                                       19

      Consolidated Statements of Operations                             21

      Consolidated Statements of Stockholders' Equity                   22

      Consolidated Statements of Cash Flows                             23

      Notes to Consolidated Financial Statements                        24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Xplor Corporation

We have audited the accompanying consolidated balance sheets of XPLOR CORPORATION (a Delaware corporation) AND SUBSIDIARY as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xplor Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Denver, Colorado
February 21, 1997

                                          /s/ Arthur Andersen LLP

                        XPLOR CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                                                            1996        1995
                                                            ----        ----
       ASSETS                                                 (In Thousands)

CURRENT ASSETS:
  Cash and cash equivalents                                $  2,755   $  2,864
  Accounts receivable and other                                 185        282

                                                           --------   --------
    Total current assets                                      2,940      3,146

OIL AND GAS PROPERTIES AND EQUIPMENT (successful
  efforts method), at cost                                   18,843     18,843

  Less-accumulated depreciation, depletion, amortization
    and impairment                                          (16,592)   (16,401)
                                                           --------   --------
                                                              2,251      2,442

INVESTMENT IN EQUITY SECURITIES, less reserve of $45
  for unrealized losses at December 31, 1995                    118         55

OTHER ASSETS, less accumulated depreciation of $138 and
  $133 at December 31, 1996 and 1995, respectively              173        224
                                                           --------   --------
    Total assets                                           $  5,482   $  5,867
                                                           ========   ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        XPLOR CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995

                                                              1996        1995
                                                              ----        ----
     LIABILITIES AND STOCKHOLDERS' EQUITY                     (In Thousands)

CURRENT LIABILITIES:
  Accounts payable                                          $    221   $    389
  Accrued liabilities-
    Suspended revenues and settlements                           167        197
    Other                                                         54        108

                                                            --------   --------
      Total current liabilities                                  442        694

Deferred income taxes                                            287        317

                                                            --------   --------
       Total liabilities                                         729      1,011

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY:
   Preferred stock, par value of $.01 per share--authorized
     1,000,000 shares; none issued                              --         --

   Common stock, par value of $.01 per share--authorized
     15,000,000 shares; issued 2,595,673 shares at
     December 31, 1996 and 1995                                   26         26
   Additional paid-in capital                                 20,678     20,678
   Accumulated deficit                                       (13,253)   (13,087)
   Unrealized gains on equity securities                          63       --

                                                            --------   --------
   Total stockholders' equity before
     common stock in treasury                                  7,514      7,617
   Less cost of common stock in treasury--558,502
     shares at December 31, 1996 and 1995                     (2,761)    (2,761)
                                                            --------   --------
       Total stockholders' equity                              4,753      4,856

       Total liabilities and stockholders' equity           $  5,482   $  5,867
                                                            ========   ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        XPLOR CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                     1996     1995     1994
                                                    ------   ------   ------
                                              (In Thousands, Except Per Share Data)
REVENUES:
  Oil and gas sales                                 $  476   $  400   $  549
  Pipeline sales and fees                                8       11      168
  Gain on sale of oil and gas properties and other      --       12        5
  Management and administrative fees                    22       26       32
  Oil field operation fees                             107      115      118
  Interest  income and other                           142       30       47
  Contract settlement proceeds                          --    2,490       --

                                                    ------   ------   ------
                                                       755    3,084      919

                                                    ------   ------   ------

COSTS AND EXPENSES:
  Cost of oil and gas sales                            201      206      284
  Pipeline operating costs                              --        2      138
  Exploration costs                                     --       42      344
  Provision for asset impairment                         4      304       37
  Depreciation, depletion and amortization             191      176      228
  General and administrative                           555      636      608
  Interest and financing costs                          --      187       --
  Unrealized security losses                            --       --       45
                                                    ------   ------   ------
                                                       951    1,553    1,684

    Income (loss) before income taxes                 (196)   1,531     (765)

BENEFIT (PROVISION) FOR INCOME TAXES                    30     (317)      --
                                                    ------   ------   ------

     Net income (loss)                              $ (166)  $1,214   $ (765)
                                                    ======   ======   ======

     Net income (loss) per share of common
       stock and common stock equivalent            $(0.08)  $ 0.59   $(0.38)
                                                    ======   ======   ======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        2,037    2,051    2,037
                                                    ======   ======   ======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        XPLOR CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                Unrealized
                                       Additional                Gain On
                               Common    Paid-In   Accumulated    Equity    Treasury
                                Stock    Capital     Deficit    Securities    Stock       Total
                               ------  ----------  -----------  ----------  --------      -----
                                               (In Thousands, Except Share Data)
BALANCE at December 31, 1993     $26     $20,471     $(13,536)     $--      $(2,761)     $ 4,200

  Net loss                        --        --           (765)      --         --           (765)
                                 ---     -------     --------      ---      -------      -------
BALANCE at December 31, 1994      26      20,471      (14,301)      --       (2,761)       3,435

  Stock options issued            --          20         --         --         --             20
  Warrants issued                 --         187         --         --         --            187
  Net Income                      --        --          1,214       --         --          1,214
                                 ---     -------     --------      ---      -------      -------
BALANCE at December 31, 1995      26      20,678      (13,087)      --       (2,761)       4,856

  Net loss                        --        --           (166)      --         --           (166)
  Unrealized gain                 --        --           --         63         --             63
                                 ---     -------     --------      ---      -------      -------
BALANCE at December 31, 1996     $26     $20,678     $(13,253)     $63      $(2,761)     $ 4,753
                                 ===     =======     ========      ===      =======      =======

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        XPLOR CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                                       1996       1995         1994
                                                                     --------    -------      ------
                                                                               (In Thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                                    $ (166)     $1,214      $(765)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities-
      Stock options issued                                                 --          20         --
      Warrants issued                                                      --         187         --
      Gain on sale of oil and gas properties and other                     --         (12)        (5)
      Unrealized securities losses                                         --          --         45
      Write-off of lease inventory, oil and gas
        properties and equipment                                           --          --        344
      Deferred income taxes                                               (30)        317         --
      Provision for asset impairment                                        4         304         37
      Depreciation, depletion and amortization                            191         176        228
      Changes in operating assets and liabilities-
        Decrease (increase) in accounts receivable
           and other                                                      132         (59)        46
        Decrease in due from Parliament Hill
           Corporation and affiliates                                      12          31         78
        Increase (decrease) in accounts payable                          (168)        298        (59)
        Increase (decrease) in accrued liabilities                        (84)         54         40
                                                                       ------      ------      -----

            Net cash (used in) provided by operating activities          (109)      2,530        (11)
                                                                       ------      ------      -----

INVESTING ACTIVITIES:

  Net proceeds from sale of property                                       --          24          3
  Additions to oil and gas properties and equipment                        --        (116)      (242)
  Additions to lease inventory                                             --          --       (110)
  Proceeds from disposition of other assets                                --           5         10
  Proceeds from lease inventory                                                         3         --
                                                                       ------      ------      -----

    Net cash used in investing activities                                  --         (84)      (339)
                                                                       ------      ------      -----

FINANCING ACTIVITIES                                                       --          --         --
                                                                       ------      ------      -----

  Net cash used in financing activities                                    --          --         --
                                                                       ------      ------      -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (109)      2,446       (350)

CASH AND CASH EQUIVALENTS, at beginning of year                         2,864         418        768
                                                                       ------      ------      -----

CASH AND CASH EQUIVALENTS, at end of year                              $2,755      $2,864      $ 418
                                                                       ======      ======      =====

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        XPLOR CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1996

(1)    ORGANIZATION AND BASIS OF PRESENTATION

Xplor Corporation (the "Company") is primarily engaged in the business of acquiring, evaluating, developing and operating oil and gas properties. The majority of the Company's oil and gas reserves and production is attributable to wells in West Virginia.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Properties and Equipment

The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves and geological and geophysical costs are expensed.

Capitalized costs of producing properties are depreciated and depleted by the units-of-production method based upon proved oil and gas reserves of the properties. Capitalized costs of producing properties by geographical region are periodically reviewed for impairment and, if necessary, are written down to estimated recoverable amounts based on undiscounted future net revenues. Capitalized costs for unproved properties are periodically reviewed for impairment and, if necessary, a valuation allowance is provided.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). This statement requires the Company to perform an impairment test for its capitalized exploration and development costs, similar to the policy the Company had followed. The adoption of SFAS 121 did not have a material impact on the Company's financial position or results of operations.

   Income (Loss) Per Share

Net income per share is based on the weighted average number of shares of common stock outstanding during the period, including common stock equivalents of dilutive stock options and warrants.

Net loss per share is based on the weighted average number of shares of common stock outstanding during the period. For this calculation, shares issuable upon exercise of stock options and warrants are excluded from the weighted average number of shares since their effect would be antidilutive.

   Statement of Cash Flows

The Company defines all liquid investments with an original maturity of three months or less to be cash equivalents. Income taxes paid were approximately $30,000 in 1996. No income tax payments were made in 1995 and 1994. No interest payments were made in 1996, 1995 or 1994.

   Deferred Income Taxes

See Note 3 for a discussion of the Company's policy relative to accounting for income taxes.

   Reclassifications

Certain amounts in prior years have been reclassified to conform to the 1996 presentation.

   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Fair Value of Financial Instruments

Financial instruments include cash, marketable equity securities, and short-term receivables and trade obligations. The carrying amounts for receivables and obligations approximate fair value because of the short maturity of these instruments.

   Marketable Equity Securities

The Company adopted Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), on January 1, 1994. Under this Statement, the Corporation's marketable securities have been classified as available for sale and are recorded at current market value with an offsetting adjustment to Stockholders' Equity. At December 31, 1995, marketable securities were carried at the lower of cost or market as the equity securities had been restricted from sale. Net unrealized gains on noncurrent marketable equity securities are included as a component of Stockholders' Equity.

(3)    INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that the Company account for income taxes under the liability method rather than the deferred method previously required by Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes." There was no cumulative effect for this change in accounting for income taxes attributable to fiscal years prior to 1993.

Under SFAS 109, a deferred tax liability or asset is created when temporary differences arise between the financial reporting basis and the tax basis of the Company's liabilities and assets, as measured by the statutory tax rates in effect when such differences are expected to reverse. In addition, deferred tax assets may result where the Company reasonably expects to utilize existing tax net operating losses or tax credit carryforwards. A valuation allowance must be established against any portion of a deferred tax asset for which the Company believes it is more likely than not the related tax benefit will not be realized. Components of the Company's deferred tax assets and (liabilities) at December 31, 1996 and 1995, were as follows:

                                                           1996         1995
                                                           ----         ----
           Loss carryforwards                          $  293,000    $ 339,000
           Alternative minimum tax credit                  30,000         -
           Depreciation, depletion and
           amortization                                 (610,000)     (656,000)
                                                       ---------     ---------
           Net deferred tax liability                  $(287,000)    $(317,000)
                                                       ==========    =========

The effective tax rate on income from operations before taxes is different from the U.S. corporate income tax statutory rate for the following reasons:

                                                    Years Ended December 31
                                                 -----------------------------
                                                 1996        1995        1994
                                                 ----        ----        -----
      U.S. corporate tax provision (benefit)
         at statutory rate                    $(67,000)  $ 521,000   $(260,000)
      Tax effect of financial reporting
         and tax differences                    46,000      70,000      15,000
      Changes in valuation allowance              --      (307,000)    266,000
      State taxes                                 --        46,000        --
      Other                                     (9,000)    (13,000.)   (21,000)
                                              --------   ---------   ---------
                                              $(30,000)  $ 317,000   $    --
                                              ========   =========   =========

The Company has net operating loss carryforwards available at December 31, 1996, aggregating approximately $869,000, which expire in years 2006 through 2009.

(4)  STOCK OPTIONS

At December 31, 1996, the Company has reserved 406,000 shares of its common stock for future issuance in connection with outstanding stock options exercisable at prices ranging from $1.25 to $3.29 per share. All stock options expire on various dates beginning in 1997 and ending in 2006.

A summary of the option activity follows:

                                        Years Ended December  31,
                                        -------------------------
                              1996                 1995                   1994
                              ----                 ----                   ----
                                 Wtd. Avg.             Wtd. Avg.             Wtd. Avg.
                        Options  Ex. Price   Options   Ex. Price    Options  Ex. Price
                        -------  ---------   -------   ---------    -------  ----------
Options outstanding,
  beginning of period   401,000    $1.736    248,567     $2.008     220,418    $2.830

Options granted          20,000     $1.875   160,000     $1.500     192,100    $1.810

Options exercised          --         --        --         --          --        --

Options expired         (15,000)    $1.500    (7,567)    $5.596    (163,951)   $2.884
                        -------              -------                -------

Options outstanding,
  end of period         406,000     $1.752   401,000     $1.736     248,567    $2.008
                        -------              -------                -------

Options exercisable,
  end of period         243,500     $1.959   176,000     $2.119     248,567    $2.008
                        -------              -------                -------

On January 1, 1996, two outside directors of the company were granted stock options to purchase 20,000 shares of common stock at fair market value.

On June 28, 1995, the Option Committee of the Board of Directors granted stock options to purchase 160,000 shares of common stock to officers of the Company. The Company recognized $20,000 of compensation expense related to these issuances.

On July 23, 1994, the Option Committee of the Board of Directors granted an option to purchase 100,000 shares of common stock to an officer of the Company. The Committee granted an option to purchase 20,000 shares of common stock on September 1, 1993, to another officer of the Company. Effective July 22, 1994, this option was exchanged for a new option to purchase 20,000 shares of common stock with the original exercise price. On September 1, 1994, the Committee granted options to purchase 15,000 shares of common stock to employees of the Company. Also during 1994, options to purchase 57,100 shares of common stock under the stock option plan were exchanged for options to purchase 57,100 shares of common stock with the original exercise prices and terms outside of the stock option plan for a former officer who became a consultant to the Company.

The following summarizes information about stock options outstanding at December 31, 1996:

                            Options Outstanding
                            -------------------

   Range of          Number          Weighted Average           Weighted Average
Exercise Price    Outstanding    Remaining Contractual Life      Exercise Price
--------------    -----------    --------------------------      --------------
  $1.25-$1.49       140,000               7 years                   $1.29
  $1.50-$1.85       160,000             8.5 years                   $1.50
  $1.86-$2.15        46,000            4.77 years                   $2.02
     $3.29           60,000            2.75 years                   $3.29

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant, except as stated above. The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123") for disclosure purposes in 1996. For SFAS 123 purposes, the fair value of each option grant has been estimated as of the date of grant using an option pricing model with the following weighted average assumptions:

                                     Year Ended          Year Ended
                                    December 31,         December 31,
                                       1996                 1995
                                    ------------         -----------

      Risk-free interest rate           5.70%                6.01%
      Dividend rate                      0%                   0%
      Expected volatility              98.22%               98.22%
      Expected life                  8.33 years            10 years

Using these assumptions, the fair value of the stock options and warrants granted in 1996 and 1995 was approximately $34,000 and $645,500 respectively, which would be amortized as compensation expense over the vesting period of the options. Because the SFAS 123 method of accounting has not been applied to options or warrants granted prior to January 1, 1995 the resulting pro forma compensation cost may not be representative of that to be expected in future years. Had compensation expense been determined consistent with SFAS 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been reduced to the following pro forma amounts.

                                           For the              For the
                                         Year Ended           Year Ended
                                        December 31,         December 31,
                                            1996                 1995
                                        ------------         -------------
                                              (In thousands)

Net earnings:
      As reported                         $(  166)             $ 1,214
      Pro forma                           $(  261)             $   982

Net earnings per common and
 common equivalent share:
      As reported                         $(   .08)            $ 0.59
      Pro forma                           $(   .13)            $ 0.48

The Company also issued warrants in 1995 to purchase common stock. See Note 5 for further discussion.

(5)   RELATED PARTY TRANSACTIONS

      Management Services for Related Parties

Before 1996, the Company provided management services as the joint interest operator of properties of certain Parliament Hill Corporation ("PHC") managed partnerships. The Company earned management fees of approximately $13,000 and $17,000 during the years ended December 31, 1995 and 1994, respectively. The Company is a general partner of an oil and gas partnership in which it earned management fees of approximately $13,000 in 1996.

      Securities Transactions

The Company has an investment in equity securities which were underwritten by PHC affiliates. The original cost of the equity securities was $100,000. The market value of the equity securities was approximately $118,000 and $121,000 at December 31, 1996 and 1995, respectively.

      Cash and Cash Equivalents

At December 31, 1996 and 1995, the Company had money market and cash investments on account with a brokerage firm in which J. Morton Davis, a director and significant shareholder of the Company, is the sole stockholder. The total of such investments aggregated approximately $219,000 and $210,000 at December 31, 1996 and 1995, respectively, which is included in Cash and Cash Equivalents in the accompanying Consolidated Balance Sheets.

      Issuance of Warrants

During 1995, the Company issued warrants to purchase 500,000 shares of its common stock to a party related to Mr. Davis. The warrants were issued in consideration of a $1 million loan commitment from the party to the Company. The warrants, which expire on October 23, 2000, have an exercise price of $2.00 per share. The Company has estimated the fair value of the warrants on the date of grant to be approximately $187,000. Such amount has been included in Interest and Financing Costs in the accompanying Consolidated Statements of Operations in 1995.

      1990 Special Credit Drilling Partnership, Ltd.("SCDP")

The Company is the managing general partner of SCDP, which was formed in 1990 to acquire and develop gas properties in West Virginia and has successfully drilled and completed 19 gas wells. As managing general partner, the Company receives fees from SCDP for management services, overhead, and the transportation and marketing of production. In 1996, 1995 and 1994, such fees totaled $117,000, $116,000 and $120,000, respectively. Amounts receivable for these services were $21,000 and $11,000 at December 31, 1996 and 1995, respectively. See Note 9 for the oil and gas reserves net to the Company's interest in SCDP.

      Other Related Party Transactions

During 1995, the Company purchased interests in certain producing properties from XOIL 1980 Special Drilling Partners L.P. ("XOIL 1980") and XOIL 1982 Special Drilling Partners L.P. ("XOIL 1982"), of which PHC is the general partner. The total consideration paid by the Company to acquire such interests was approximately $102,000. Included in Accounts Payable in the accompanying 1995 Consolidated Balance Sheets are two amounts aggregating $154,000 payable to these partnerships, which were paid in 1996. Of this total, $100,000 relates to amounts payable in connection with the Company's purchase of the interests discussed above and the remainder represents these partnerships' share of the settlement proceeds referred to in Note 7.

(6)   COMMITMENTS AND CONTINGENCIES

Remaining lease payments at December 31, 1996 for the Houston Office were $13,000. Total rent expense during 1996, 1995 and 1994 was $26,000, $31,000 and
$32,000, respectively.

The Company is from time to time involved in litigation of a nature related to its business. The Company is a party in a number of lawsuits arising in the ordinary course of business. In the opinion of the Company, final judgements or settlements, if any, which may be awarded or entered into in connection with any one or more of these suits would not have a material adverse effect on the Company's financial position or results of operations.

(7)   COLUMBIA BANKRUPTCY

The Company had substantial claims against Columbia Gas Transmission Corporation ("Columbia") which in past years had been the major purchaser of the Company's West Virginia gas production and which was operating under Chapter 11 bankruptcy between 1991 and 1995. In connection with Columbia's discharge from bankruptcy in the fourth quarter of 1995, the Company agreed to a settlement of all of its claims against Columbia and, in December 1995, received settlement proceeds of $2,444,000, which is included in Contract Settlement Proceeds in the accompanying Consolidated Statements of Operations. The settlement also provided a 5% holdback which the Company may ultimately receive. However, as the ultimate outcome with respect to this additional amount is uncertain, the accompanying financial statements do not reflect this amount.

(8)   SUBSEQUENT EVENT (UNAUDITED)

On February 11, 1997, the Company announced that it had agreed in principle to an arrangement under which the Company will merge with a substantial privately-held oil and gas company, and acquire additional oil and gas properties from a larger publicly-held oil and gas company in exchange for shares of the Common Stock of the Company. Upon completion of both the merger and property acquisition, management estimates that the Company will have estimated proved reserves of 13,500 MMcf and a significant inventory of exploration and development properties.

At the time of completing the transactions, it is anticipated that the current stockholders of the Company will own approximately 21% of the outstanding shares of the Company, the stockholders of the private company to be merged with the Company will own approximately 58%, and the publicly-held company selling the additional properties will own approximately 21%.

Completion of the transactions is subject to significant conditions, including, among other things, finalization of definitive documentation and approvals by the Boards of Directors of the Company and the other parties.

(9)   SUPPLEMENTARY OIL AND GAS DISCLOSURES

The following financial information pertains to oil and gas production activities of the Company, all of which relates to proved properties located within the continental United States.

Costs incurred in oil and gas property acquisition, exploration, and development activities were as follows:

                                                    Year Ended December 31,
                                                    1996     1995    1994
                                                    ----     ----    ----
                                                       (In Thousands)

         Property acquisitions - proved            $   -    $ 116   $   -
         Exploration                                   -       42     344
         Development                                   -        -       -

The following information summarizes the operating results of oil and gas producing activities:

                                                    Year Ended December 31
                                                    ----------------------
                                                    1996     1995    1994
                                                    ----     ----    ----
                                                       (In Thousands)

REVENUE:
  Sales                                                $ 476  $ 400   $ 549

LESS:
  Production costs                                      (201)  (206)   (284)
  Exploration costs                                        -    (42)   (344)
  Depreciation, depletion, amortization and
     provisions for asset impairment*                   (195)  (480)   (265)
  Income taxes**                                           -      -       -

                                                       -----  ------  ------
  Results of operations from oil and gas producing
     activities before corporate overhead and
     interest costs                                    $  80  $(328)  $(344)
                                                       =====  ======  ======

* Includes provisions for asset impairment relating to lease inventory and surrendered or abandoned leases amounting to $4,000, $304,000 and $37,000, respectively, for the years ended December 31, 1996, 1995 and 1994.

** No income taxes are provided as the Company has net operating loss carryforwards.

During 1996, one customer accounted for $333,000 or 70% of total sales. In 1995, two customers accounted for $229,000 or 54% and $48,000 or 11% of total sales, respectively. In 1994, one customer accounted for $371,000 or 67% of total sales.

   Unaudited Supplemental Information

The following unaudited information summarizes the Company's net ownership interests in proved oil and gas reserves and related data. Estimates of oil and gas reserves are made annually by the Company and reviewed by Ryder Scott Company, independent petroleum engineers, the most recent having been performed as of December 31, 1996. The determination of these reserves is a complex and highly interpretive process which is subject to continual revision as additional information becomes available. In most cases, a relatively accurate determination of reserves may not be possible for several years due to the time needed for development drilling, testing, and studies of the reservoirs.

The quantities of proved reserves presented below include only those amounts which the Company reasonably expects to recover in the future from known reservoirs under existing economic and operating conditions. Therefore, proved reserves are limited to those quantities that are recoverable commercially at current prices and costs under existing regulatory practices and with existing technology. Accordingly, any changes in future prices, costs, regulations, technology and other factors could significantly increase or decrease proved reserve estimates. All the reserves are classified as proved developed at the end of the respective years.

                                                   Oil        Gas
                                                  (BBL)      (MCF)
                                                  -----      -----

Balance at December 31, 1993                     70,382    3,237,836

   Revisions of previous estimates              (15,305)    (231,278)
   Extensions, discoveries and other additions       --           --
   Production                                    (4,435)    (229,003)

                                                -------   ----------
Balance at December 31, 1994                     50,642    2,777,555
                                                -------   ----------

   Revisions of previous estimates               (8,811)    (200,267)
   Extensions, discoveries and other additions       --           --
   Production                                    (3,653)    (171,205)
   Purchases of reserves in place                 4,691      304,902
   Sales of reserves in place                        --      (57,172)

                                                -------   ----------
Balance at December 31, 1995                     42,869    2,653,813
                                                -------   ----------

   Revisions of previous estimates               17,935     (122,991)
   Extensions, discoveries and other additions       --           --
   Production                                    (4,758)    (169,073)
   Purchases of reserves in place                    --           --
   Sales of reserves in place                        --           --
                                                -------   ----------

Balance at December 31, 1996                     56,096    2,361,749
                                                =======   ==========

The following table sets forth a standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash flows were computed by applying end of period prices of oil and gas to the estimated future production of proved oil and gas reserves. The future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pretax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties reduced by net operating loss carryforwards available to the Company at the end of each period.

                                                  Years Ended December 31
                                                  -----------------------
                                                1996         1995      1994
                                                ----         ----      ----
                                                       (In Thousands)

Future cash inflows                            $11,696     $ 7,597   $ 6,463
Future production costs and development         (3,175)     (2,691)   (2,755)
Future income tax expenses                      (2,042)     (  957)   (   66)

                                               --------    --------  -------
Future net cash flows                            6,479       3,949     3,642
10% annual discount for estimated timing
   of cash flows                                (3,346)     (1,944)   (1,464)

                                               --------    --------  -------
Standardized measure--end of period            $ 3,133     $ 2,005   $ 2,178
                                               ========    ========  =======

The oil and gas reserves net to the Company's interest in SCDP had a present value, discounted at 10%, of approximately $443,000, $239,000 and $192,000 at December 31, 1996, 1995 and 1994, respectively. Such values are not included in the foregoing table.

The following are the principal sources of changes in the standardized measure of estimated discounted future net cash flows for the following periods:

                                                  Years Ended December 31
                                                 --------------------------
                                                 1996       1995       1994
                                                 ----       ----       ----
                                                       (In Thousands)

Standardized measure--beginning of period      $ 2,005     $ 2,178    $ 2,578
Increase (decrease) in standardized measure:
   Sales, net of production costs               (  276)     (  194)    (  266)
   Net changes in prices and production costs    1,857         945     (  772)
   Revisions of previous quantity estimates     (   22)     (  272)    (  215)
   Purchase of minerals in place                     -         223          -
   Sales of minerals in place                        -      (   25)         -
   Accretion of discount                           231         222        318
   Net change in income taxes                   (  415)     (  265)       556
   Other                                        (  247)     (  807)    (   21)
                                               -------     -------    -------
Standardized measure--end of period            $ 3,133     $ 2,005    $ 2,178
                                               =======     =======    =======

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XPLOR CORPORATION

Date: 3/27/97

                                              /s/ James E. Gayle
                                  ---------------------------------------------
                                  James E. Gayle, Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: 3/27/97

                                              /s/ James E. Gayle
                                  ---------------------------------------------
                                  James E. Gayle, Chairman, President and Chief Executive Officer

Date: 3/27/97

                                              /s/ James E. Gayle
                                  ---------------------------------------------
                                  James E. Gayle, Principal Accounting Officer

Date: 3/27/97

                                              /s/ Martin A. Bell
                                  ---------------------------------------------
                                  Martin A. Bell, Director

Date: 3/27/97

                                              /s/ J. Morton Davis
                                  ---------------------------------------------
                                  J. Morton Davis, Director

Date: 3/27/97

                                            /s/ Richard Goldberger
                                  ---------------------------------------------
                                  Richard Goldberger, Director

Date: 3/27/97

                                             /s/ Leonard Toboroff
                                  ---------------------------------------------
                                  Leonard Toboroff, Director