Form 10-Q
period 1997-03-31
XPLOR CORP
filed 1997-05-15
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended              March 31, 1997


                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from ________________  to __________________

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

                                 (281) 875-2780
              (Registrant's telephone number, including area code)

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

                Class                   Outstanding at May 1, 1997
     Common Stock $.01 par value             2,037,171 shares



                               Page 1 of 11 Pages

                        XPLOR CORPORATION AND SUBSIDIARY


                                      INDEX

                                                                                                      PAGE
PART  I.  - FINANCIAL INFORMATION


Item 1.   - Financial Statements (Unaudited)

            (a)         Consolidated Balance Sheets as of March
                        31, 1997, and December 31, 1996                                                3-4

            (b)         Consolidated Statements of Operations for
                        the three-month periods ended March 31,
                        1997, and March 31, 1996                                                         5

            (C)         Consolidated Statements of Cash Flows for
                        the three-month periods ended March 31,
                        1997, and March 31, 1996                                                         6

            (d)         Notes to Consolidated Financial State-
                        ments                                                                            7


Item 2.   - Management's Discussion and Analysis of Financial
            Condition and Results of Operation                                                         8-9

Item 3.   - Quantitative and Qualitative Disclosures About
            Market Risk                                                                                  9


PART II.  - OTHER INFORMATION                                                                           10

Item 1.   - Legal Proceedings                                                                           10

Item 6.   - Exhibits and Reports on Form 8-K                                                            10


Signatures                                                                                              11

                               Page 2 of 11 Pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                                      March 31,          December 31,
                                                                                        1997                 1996
                                                                                        ----                 ----
                                                                                               (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                                                   $ 2,824                  $  2,755
       Accounts receivable and other                                                   149                       185
                                                                                   -------                  --------
                  TOTAL CURRENT ASSETS                                               2,973                     2,940

    OIL AND GAS PROPERTIES AND EQUIPMENT (successful
       efforts method), at cost                                                     18,776                    18,843
       Less-accumulated depreciation, depletion,
          amortization and impairment                                              (16,571)                  (16,592)
                                                                                   -------                  --------
                                                                                     2,205                     2,251

    INVESTMENT IN EQUITY SECURITIES                                                     83                       118

    OTHER ASSETS, less accumulated depreciation of
       $139 and $138 at March 31, 1997 and
       December 31, 1996 respectively                                                  172                       173
                                                                                   -------                  --------

                  TOTAL ASSETS                                                     $ 5,433                  $  5,482
                                                                                   =======                  ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               Page 3 of 11 Pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                         March 31,           December 31,
                                                           1997                  1996
                                                           ----                  ----
                                                                (In thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                           $    238        $    221
Accrued liabilities

Suspended revenues and settlements                              167             167
Other                                                            18              54
                                                           --------        --------
TOTAL CURRENT LIABILITIES                                       423             442

DEFERRED INCOME TAXES                                           287             287
                                                           --------        --------
TOTAL LIABILITIES                                               710             729

STOCKHOLDERS' EQUITY
  Preferred Stock, par value $.01 per share--
    authorized 1,000,000 shares; none issued
  Common Stock, par value $.01 per share--
    authorized 15,000,000 shares; 2,595,673
    shares issued and outstanding                                26              26
  Additional paid-in capital                                 20,678          20,678
  Accumulated deficit                                       (13,248)        (13,253)
  Unrealized gains on equity securities                          28              63
                                                           --------        --------
                                                              7,484           7,514
  Less cost of Common Stock in treasury--558,502
    shares at March 31, 1997 and December 31,
                                                1996         (2,761)         (2,761)
                                                           --------        --------
          TOTAL STOCKHOLDERS' EQUITY                          4,723           4,753
                                                           --------        --------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  5,433        $  5,482
                                                           ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               Page 4 of 11 Pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             Three Months      Three Months
                                                 Ended             Ended
                                            March 31, 1997    March 31, 1996
                                            --------------    --------------
                                          (In thousands, except per share data)
REVENUES
    Oil and gas sales                               $  121       $   102
    Pipeline sales and fees                              2             2
    Oil field operation fees                            27            29
    Management fees                                      3             3
    Interest income and other                           38            37
                                                    ------       -------
          Total Revenues                               191           173
                                                    ------       -------

EXPENSES
    Cost of oil and gas sales                           34            59
    Depreciation, depletion and amortization            36            38
    General and administrative                         107           138
    Loss on sale of property                             9            --
                                                    ------       -------
          Total Expenses                               186           235
                                                    ------       -------

       Net Income (loss) before income taxes             5           (62)

PROVISION FOR INCOME TAXES                              --            --
                                                    ------       -------


       Net income (loss)                            $    5       $   (62)
                                                    ======       =======

Net income (loss) per common share and common
       share equivalents                            $  .00       $  (.03)
                                                    ======       =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        2,151         2,061
                                                    ======       =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               Page 5 of 11 Pages

XPLOR CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Three Months               Three Months
                                                                                  Ended                      Ended
                                                                             March 31, 1997             March 31, 1996
                                                                             --------------             --------------
                                                                                           (In thousands)
OPERATING ACTIVITIES
    Net income (loss)                                                           $      5                    $   (62)
    Adjustments to reconcile net income to net cash
       used in operating activities:
         Depreciation, depletion and amortization                                     36                         38

                  Change in operating assets and liabilities:
                  Decrease in accounts receivable and other                           36                         59
                  Increase (decrease) in accounts payable                             17                       (102)
                  Decrease in accrued liabilities                                    (36)                       (70)
                  Loss on sale of property                                             9                          -
                                                                                --------                    -------

       Net cash provided by (used in)
          operating activities                                                        67                       (137)
                                                                                --------                    -------

INVESTING ACTIVITIES
       Proceeds from disposition of other assets                                       2                         35
                                                                                --------                    -------

       Net cash provided by
          investing activities                                                         2                         35
                                                                                --------                    -------

FINANCING ACTIVITIES                                                                 -                          -
                                                                                --------                    -----

DECREASE IN CASH & CASH EQUIVALENTS                                                   69                       (102)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   2,755                      2,864
                                                                                --------                    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  2,824                    $ 2,762
                                                                                ========                    =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                               Page 6 of 11 Pages

                        XPLOR CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      1.  Basis of Preparation of Financial Statements

            The consolidated balance sheet as of March 31, 1997, and December 31, 1996, and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month periods ended March 31, 1997 and 1996, are not necessarily indicative of the operating results for a full year.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   2.  Accounting for Income Taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, a deferred tax liability or asset is created when temporary differences arise between the financial reporting basis and tax basis of the Company's liabilities and assets, as measured by the statutory tax rates in effect when such differences are expected to reverse. In addition, deferred tax assets may result where the Company reasonably expects to utilize existing tax net operating losses or tax credit carryforwards. A valuation allowance must be established against any portion of a deferred tax asset for which the Company believes it is more likely than not the related tax benefit will not be realized. Components of the Company's deferred tax assets and (liabilities) at December 31, 1996, were as follows:

           Loss carryforwards                            $ 293,000
                Alternative minimum tax credit              30,000
           Depreciation, depletion and amortization       (610,000)

           Net deferred tax liability                    $ (287,000)
                                                         ==========


            The Company has net operating loss carryforwards available at December 31, 1996, aggregating $869,000 which expire in years 2006 through 2009.




                               Page 7 of 11 Pages

Item 2.                  XPLOR CORPORATION AND SUBSIDIARY

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)   Liquidity

            At March 31, 1997, the Company had working capital of $2,550,000 compared with $2,498,000 at December 31, 1996, an increase of $52,000. This increase is primarily attributable to the increase in gas prices received during the first quarter offset by a reduction in accounts receivable. The ratio of current assets to current liabilities at March 31, 1997, was 7.02 to 1 as compared with 6.65 to 1 at December 31, 1996.

            Net cash provided by operating activities during the three months ending March 31, 1997, was $67,000, whereas $137,000 was used in operating activities for the same three month period in 1996. During the first quarter of 1997, the company realized $5,000 in net income. The reduction of $36,000 in accounts receivable was primarily the result of the timing of revenue receipts. Accounts payable increased by $17,000 and accrued liabilities decreased by $36,000. The sale of an out-of-service pipeline resulted in the loss of $9,000.

            For the three months ended March 31, 1997, $2,000 was provided by investing activities. These funds were received from the sale of the pipeline.

            No funds were used for or provided by financing activities during the first quarter of 1997.

            On May 5, 1997 the Company announced that it signed a definitive agreement to acquire substantially all of the assets and liabilities of Venus Exploration, Inc. and a group of producing oil and gas properties from Lomak Petroleum, Inc.(the Acquisition). Venus is a private exploration and production company based in San Antonio, Texas. Lomak is an independent oil and gas company whose shares are listed on the New York Stock Exchange.

            The Acquisition agreement calls for the Company to issue at closing an aggregate of 7,663,644 shares of its common stock. Upon completion of the Acquisition, the current stockholders of the Company will own 20% of the outstanding shares, the former stockholders of Venus 58% and Lomak 22%, and the Board of Directors will consist of four designees of Venus, one designee of Lomak and two current directors of the Company. The company will also issue to the Venus stockholders and Lomak warrants to purchase an additional 54,706 shares in the aggregate. Upon closing, the Company's estimated proved oil and gas reserves will increase from 2.73 Bcfe at year end 1996 to approximately 12.0 Bcfe. Additionally, pro forma at March 31, 1997, the Company will have approximately $2.5 million in cash, net of long-term debt, and a significant inventory of development and exploratory projects.



                               Page 8 of 11 Pages

(b)   Capital Resources

            As of March 31, 1997, the Company did not have any material commitments for capital expenditures. However, when the acquisition is consummated, it is expected that the Company will assume significant commitments for development and exploration.

(c)   Results of Operations

            For the quarter ended March 31, 1997, net income of $5,000 represented an improvement of $67,000 compared to the $62,000 loss for the quarter ended March 31, 1996. The increase was primarily attributable to the net effect of a $19,000 increase in oil and gas sales revenues, a $25,000 reduction in oil and gas operating expenses and $31,000 decrease in general and administrative expense.

            During the first quarter of 1997 oil and gas sales of $121,000 were comparable with last year's sales of $102,000. Production from the Company's owned and operated wells in West Virginia increased by 14% and the average price increased by $.28 per MCF. This resulted in an increase in gross revenues for these wells. Revenue from the Company's non-operated wells also increased over last year's first quarter. For the quarter ended March 31, 1997, the cost of oil and gas sales of 28% relative to sales decreased by 30% as compared with the same period last year due to increased production and lower expenses. The depletion rate of 30%, as a percentage of sales, was comparable with a rate of 36% for the first quarter of 1996.

            General and administrative expenses decreased by $31,000, or 22%, as compared with last year, primarily due to decreases in insurance and legal costs as a result of downsizing the Company in 1996 and outsourcing accounting activities.

            During the first quarter of 1997, the Company recognized a $9,000 loss on the sale of a pipeline system located in Texas which was no longer in service.






Item 3.                   Quantitative and Qualitative
                          Disclosure About Market Risk


 Not Applicable




                               Page 9 of 11 Pages

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

     The Company is not a party to any material litigation.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - none.

     (b) During the quarter ended March 31, 1997, the Company did not file any reports on Form 8-K.







                              Page 10 of 11 Pages

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the under-

signed thereunto duly authorized.



                                                       XPLOR CORPORATION



Dated:      May 12, 1997                     BY:           /s/ James E. Gayle
                                                  ---------------------------
                                                               James E. Gayle
                                                      (Chief Executive Officer)



Dated:      May 12, 1997                     BY:          /s/ James E. Gayle
                                                  --------------------------
                                                              James E. Gayle
                                              (Principal Accounting Officer)




                              Page 11 of 11 Pages