Form 10-Q
period 1997-06-30
VENUS EXPLORATION INC
filed 1997-08-19
CIK 312037

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended         June 30, 1997
                                  --------------------------------------------

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from                     to
                                  -------------------    ---------------------

   Commission file number                     0-14334
                          ----------------------------------------------------

                            Venus Exploration, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                   13-3299127
-----------------------------------------------         ----------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                          Identification No.)

       700 North St. Mary's Street, Suite 1900, San Antonio, Texas  78205
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (210) 222-9481
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at August 1, 1997
                -----                   -----------------------------
     Common Stock $.01 par value              9,716,815 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES


                                     INDEX

                                                                      PAGE
                                                                      ----
PART  I.  - FINANCIAL INFORMATION

Item 1    - Financial Statements (Unaudited)

            (a) Consolidated Balance Sheets as of June
                30, 1997, and December 31, 1996                         3

            (b) Consolidated Statements of Operations for
                the three-month periods ended June 30,
                1997, and June 30, 1996                                 4

            (c) Consolidated Statements of Operations for
                the six-month periods ended June 30, 1997,
                and June 30, 1996                                       5

            (d) Consolidated Statements of Cash Flows for
                the six-month periods ended June 30, 1997,
                and June 30, 1996                                       6

            (e) Notes to Consolidated Financial Statements              7

Item 2    - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11

Item 3    - Quantitative and Qualitative Disclosure
            About Market Risk - See Note 7 of Notes to
            Consolidated Financial Statements


PART II.  - OTHER INFORMATION                                          15

Item 1    - Legal Proceedings                                          15

Item 2    - Change in Securities                                       15

Item 6    - Exhibits and Reports on Form 8-K                           15

Signatures                                                             16

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              June 30,  December 31,
                                                                1997        1996
                                                              --------  ------------
                                                                  (In thousands)
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                               $  3,167    $  1,304
      Accounts receivable and other                              1,254         815
                                                              --------    --------
                 TOTAL CURRENT ASSETS                            4,421       2,119

   OIL AND GAS PROPERTIES AND EQUIPMENT (successful
      efforts method), at cost                                   8,798       2,575
      Less-accumulated depreciation, depletion,
          amortization and impairment                           (1,104)       (895)
                                                              --------    --------
                                                                 7,694       1,680

   DEFERRED FINANCING COSTS                                        367         372
   INVESTMENT IN EQUITY SECURITIES                                  55           -
   OTHER ASSETS                                                    461         172
                                                              --------    --------
                 TOTAL ASSETS                                 $ 12,998    $  4,343
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                        $  1,383    $  1,074
      Advances from interest owners                                  -         345
      Accrued liabilities
          Suspended revenues and settlements                       168           -
          Other                                                     90           -
                                                              --------    --------
                 TOTAL CURRENT LIABILITIES                       1,641       1,419

   LONG-TERM NOTES PAYABLE                                       1,329           -
                                                              --------    --------

   DEFERRED INCOME TAXES                                             1           -
                                                              --------    --------
                 TOTAL LIABILITIES                               2,971       1,419

   STOCKHOLDERS' EQUITY
      Common Stock, par value $.01 per share--
          authorized 15,000,000 shares; 10,275,317
          shares issued; 9,716,815 and 5,626,473
          shares outstanding as of June 30, 1997
          and December 31, 1996, respectively                      103          56
      Additional paid-in capital                                16,106       6,234
      Accumulated deficit                                       (5,065)     (3,366)
                                                              --------    --------
                                                                11,144       2,924
      Less cost of Common Stock in treasury--558,502
          shares at June 30, 1997                               (1,117)          -
                                                              --------    --------
                 TOTAL STOCKHOLDERS' EQUITY                     10,027       2,924
                                                              --------    --------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 12,998    $  4,343
                                                              ========    ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months     Three Months
                                                              Ended            Ended
                                                          June 30, 1997    June 30, 1996
                                                          -------------    -------------
                                                       (In thousands, except per share data)
REVENUES
   Oil and gas sales                                      $         608    $         151
   Oil field operation fees                                         161                -
   Management fees                                                   18              146
   Gain on sale of properties
      and investments                                                (2)             259
   Interest income and other                                         19                5
                                                          -------------    -------------
          Total Revenues                                            804              561
                                                          -------------    -------------

EXPENSES
   Operations and maintenance                                       172               79
   Exploration costs                                                102               11
   Depreciation, depletion and amortization                         191               25
   General and administrative                                       878              364
                                                          -------------    -------------
          Total Expenses                                          1,343              479
                                                          -------------    -------------

OTHER EXPENSE
   Interest                                                          40                2
                                                          -------------    -------------

      Loss before income taxes                                     (579)              80

PROVISION FOR INCOME TAXES                                            -                -
                                                          -------------    -------------


      Net income (loss)                                   $        (579)   $          80
                                                          =============    =============

Net income (loss) per common share and
      common share equivalents                            $        (.08)   $         .01
                                                          =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                     7,422            5,626
                                                          =============    =============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Six  Months      Six  Months
                                                    Ended            Ended
                                                June 30, 1997    June 30, 1996
                                                -------------    -------------
                                             (In thousands, except per share data)
REVENUES
   Oil and gas sales                            $         754    $         319
   Oil field operation fees                               161                -
   Management fees                                        202              298
   Gain on sale of properties
      and investments                                       -              239
   Interest income and other                               23               14
                                                -------------    -------------
          Total Revenues                                1,140              870
                                                -------------    -------------

EXPENSES
   Operations and maintenance                             227              162
   Exploration costs                                      601               16
   Depreciation, depletion and amortization               236               51
   General and administrative                           1,701              796
                                                -------------    -------------
          Total Expenses                                2,765            1,025
                                                -------------    -------------

OTHER EXPENSE
   Interest                                                74                3
                                                -------------    -------------

      Loss before income taxes                         (1,699)            (158)

PROVISION FOR INCOME TAXES                                  -                -
                                                -------------    -------------


      Net loss                                  $      (1,699)   $        (158)
                                                =============    =============

Net loss per common share and common
      share equivalents                         $        (.26)   $        (.03)
                                                =============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           6,529            5,626
                                                =============    =============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Six Months       Six Months
                                                            Ended            Ended
                                                        June 30, 1997    June 30, 1996
                                                        -------------    -------------
                                                                (In thousands)
OPERATING ACTIVITIES
   Net loss                                             $      (1,699)   $        (158)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
          Depreciation, depletion and amortization                236               51
          Impairments, abandoned leases and
            dry hole costs                                        485                -
          Gain on sale of oil and gas properties                    -             (101)
          Gain on investment activities                             -             (138)
          Compensation expense for stock options                  252                -

          Change in operating assets and liabilities:
             Decrease (increase) in accounts
               receivable and other                              (439)            (227)
             Increase (decrease) in accounts payable              (37)             219
             Increase in accrued liabilities                      259                -
                                                        -------------    -------------

      Net cash used in operating activities                      (943)            (354)
                                                        -------------    -------------

INVESTING ACTIVITIES
   Property acquisition                                        (5,540)               -
   Net proceeds from the sale of property                           -              327
   Capital expenditures                                        (1,271)            (324)
   Proceeds from sale of investment securities                      -              189
   Investments acquired in acquisitions and other                (213)               -
                                                        -------------    -------------

      Net cash provided by (used in)
       investing activities                                    (7,024)             192
                                                        -------------    -------------

FINANCING ACTIVITIES
   Net proceeds from issuance of long-term debt                 1,411              150
   Repayment of long-term debt                                   (131)             (65)
   Deferred financing cost                                          -              (37)
   Issuance of stock                                            8,550            1,352
                                                        -------------    -------------

      Net cash provided by financing activities                 9,830            1,400
                                                        -------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS                           1,863            1,238

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                1,304              573
                                                        -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $       3,167    $       1,811
                                                        =============    =============





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

               Three and Six Months Ended June 30, 1997 and 1996



1. Business Combination

          On May 21, 1997, Registrant, then known as Xplor Corporation ("Xplor"), acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc. ("New Venus"), a Texas corporation, in exchange for 5,626,473 shares of Registrant's previously authorized and unissued shares of Common Stock and warrants to purchase 272,353 additional shares of Common Stock. Simultaneously, Registrant acquired certain oil and gas properties of two wholly-owned affiliates of Lomak Petroleum, Inc., Lomak Production I L.P., a Texas limited partnership, and Lomak Resources LLC, an Oklahoma limited liability company (together, "Lomak"), in exchange for 2,037,171 shares of Registrant's previously authorized and unissued shares of Common Stock and warrants to purchase 272,353 additional shares of Common Stock. On June 4, 1997 Xplor changed its name to Venus Exploration, Inc. (the "Company").

2. Basis of Presentation

          For financial reporting purposes, the transactions described in Note 1 have been accounted for as a reverse acquisition whereby New Venus is deemed to be the acquirer. Accordingly, the historical financial statements of New Venus and predecessor entities are presented as the historical financial statements of the Company and the assets acquired and liabilities assumed from Xplor and Lomak have been recorded at fair value as of the date of the combination as required under purchase accounting. For purposes of determining the costs of the acquisitions, management has valued the shares and warrants issued to Lomak and the shares, options and warrants held by Xplor shareholders based on the estimated fair values of the assets acquired and liabilities assumed, rather than the current market price of Xplor shares. Management believes that using the estimated fair values of the assets acquired and liabilities assumed to determine the costs of the acquisitions rather than the market price of the Xplor shares is appropriate because (1) there is limited trading activity in the shares, (2) the stock issued to effect the combination contains restrictions that limit its marketability, and (3) the number of shares issued to effect the combination substantially exceeds the current trading volume of the shares in the marketplace and substantially exceeds the number of Xplor shares outstanding prior to the combination.

          For all periods presented, except for the period of May 21, 1997 through June 30, 1997, the revenues and expenses are the historical revenues and expenses of New Venus and predecessor entities.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements presented should be read in connection with the 1996 audited financial statements of New Venus and Lomak included in the Company's report on Form 8-K/A dated August 4, 1997, Xplor's 1996 Annual Report on Form 10-K, and Xplor's March 31, 1997 Quarterly Report on Form 10-Q.

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and the results of its operations for the six and three months ended June 30, 1997 and 1996.

          The results of operations for the six and three month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year and are significantly impacted by the accounting for the combination transactions as discussed above.

3.  Summary of Significant Accounting Policies

             For a description of the accounting policies followed by the Company, refer to the notes to the 1996 financial statements of New Venus included in the Company's report on Form 8-K/A dated August 4, 1997.

4. Earnings (loss) Per Share

             Earnings (loss) per share for the three months and six months ended June 30, 1997, are calculated based on 7,421,788 and 6,529,090 weighted average shares outstanding. Weighted average shares were computed assuming the following shares outstanding for the periods indicated:

             December 31, 1996 to May 21, 1997            5,626,473
             May 21, 1997 to June 5, 1997                 9,700,815
             June 5, 1997 to June 30, 1997                9,716,815

             The 5,626,473 shares were the total number of shares issued to New Venus by Xplor on May 21, 1997. However, because the business combination was accounted for as a reverse acquisition, these shares are deemed outstanding, for periods prior to May 21, 1997, for New Venus historical financial information as presented. The 9,700,815 shares reflect the increase due to the issuance of shares to Lomak and the deemed issuance of shares to Xplor to effect the business combination. On June 5, 1997, 16,000 shares were issued in connection with the exercise of options.

             In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Company's basic and diluted earnings per share computed using the requirements of FAS No. 128 are the same as the Company's currently disclosed net income (loss) per common share.

5. Long-Term Debt

             The Company has a loan agreement establishing a $20 million line of credit with a bank. The agreement provides for a total borrowing base determined every six months by the bank based on the Company's oil and gas reserves which are used as security for the loan. Interest on amounts borrowed under the loan agreement is based on the bank's prime rate plus one percent. Interest is payable monthly and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. The amount drawn by the Company as of June 30, 1997 was $500,000.

             In October 1996, the Company entered into a Term Loan and Security Agreement with a lender to finance the acquisition and development of oil and gas properties. Under the agreement, the Company may borrow up to approximately $17.4 million to finance the acquisition and development of new properties, subject to limitations based on the value of the Company's proved reserves attributable to properties the Company has agreed to include as security for such loan. The amount drawn by the Company as of June 30, 1997 was $829,000.

6.  Accounting for Income Taxes

             There is no income tax provision because: (1) revenues and expenses through June 30, 1996, are attributable to a New Venus predecessor entity which was an S Corporation for tax reporting purposes resulting in the individual shareholders of the entity being responsible for any taxes due or benefits from any net operating losses and (2) of the uncertainty of the ultimate realization of a tax benefit from the 1997 loss.

7. Hedging Transaction

             The Company enters into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of price fluctuations. The Company primarily uses price swaps for production on properties pledged under the Term Loan agreement discussed in Note 5.

             The Company utilizes the hedge or deferral method of accounting for commodity derivative financial instruments whereby gains and losses on these hedging instruments are recognized and recorded as revenues on the statement of operations when the related natural gas or oil production has been produced, purchased or delivered. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in
   the realized prices of natural gas and crude oil.   To qualify as hedging
   instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit the Company's gain from increases in the market price of natural gas and crude oil.

             On December 2, 1996, the Company entered into a financial swap, as required under the Term Loan agreement discussed in Note 5 above, whereby the counterparty agrees to pay the Company the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) should the floating price fall below the negotiated fixed price of $2.0497 per mmbtu for natural gas or $19.045 per barrel for oil, respectively. Should the floating price exceed the fixed price for natural gas or oil, the Company is required to remit the difference to the counterparty. As of June 30, 1997, quantities hedged are 93,814 mmbtu's of natural gas and 33,744 barrels of oil. As of June 30, 1997, the estimated fair value of the Company's swap positions was a net receivable of approximately $1,000 based upon an estimate of what the Company would receive if the contracts were liquidated.

8. Xplor and Lomak Assets and Liabilities Acquired

             On May 21, 1997, the Company recorded the combination transactions described in Note 1 which effect was primarily the recording of the assets and liabilities of Xplor and Lomak at their fair value. The combined amounts for Lomak and Xplor were as follows:

                                                        (In thousands)
                                                        --------------
                 Cash                                       $2,607
                 Oil and Gas properties                      5,540
                 Accounts receivable                           131
                 Equity securities and investments             301
                 Accounts Payable                              396
                 Deferred income taxes                           1

9.  Pro Forma Financial Information (In thousands, except per share data)

         Selected results of operations on a pro forma basis as if the combination transactions described in Note 1 had occurred on January 1, 1996 are as follows:

                                                    For the six months ended
                                                            June 30,
                                                    ------------------------
                                                       1997         1996
                                                    ---------      ---------
                 Revenues                             $ 2,021      $ 1,930
                                                      =======      =======
                 Net income (loss)                     (1,209)         179
                                                      =======          ===
                 Income (loss) per common share          (.12)         .02
                                                      =======          ===
                 Shares (see Note 4)                    9,717        9,701
                                                      =======      =======

Item 2.             VENUS EXPLORATION, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background of Business Combination and Basis of Presentation


             On May 21, 1997, Registrant, then known as Xplor Corporation ("Xplor"), acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc. ("New Venus"), a Texas corporation, in exchange for 5,626,473 shares of Registrant's previously authorized and unissued shares of Common Stock and warrants to purchase 272,353 additional shares of Common Stock. Simultaneously, Registrant acquired certain oil and gas properties of two wholly-owned affiliates of Lomak Petroleum, Inc., Lomak Production I L.P., a Texas limited partnership, and Lomak Resources LLC, an Oklahoma limited liability company (together, "Lomak"), in exchange for 2,037,171 shares of Registrant's previously authorized and unissued shares of Common Stock and warrants to purchase 272,353 additional shares of Common Stock. On June 4, 1997 Xplor changed its name to Venus Exploration, Inc. (the "Company").

             For financial reporting purposes, the transactions have been accounted for as a reverse acquisition whereby New Venus is deemed to be the acquirer. Accordingly, the historical financial statements of New Venus and predecessor entities are presented as the historical financial statements of the Company and the assets acquired and liabilities assumed from Xplor and Lomak have been recorded at fair value as of the date of the combination as required under purchase accounting. For purposes of determining the costs of the acquisitions, management has valued the shares and warrants issued to Lomak and the shares, options and warrants held by Xplor shareholders based on the estimated fair values of the assets acquired and liabilities assumed, rather than the current market price of Xplor shares. Management believes that using the estimated fair values of the assets acquired and liabilities assumed to determine the costs of the acquisitions rather than the market price of the Xplor shares is appropriate because (1) there is limited trading activity in the shares, (2) the stock issued to effect the combination contains restrictions that limit its marketability, and (3) the number of shares issued to effect the combination substantially exceeds the current trading volume of the shares in the marketplace and substantially exceeds the number of Xplor shares outstanding prior to the combination.



             For all periods presented, except for the period of May 21, 1997 through June 30, 1997, the revenues and expenses are the historical revenues and expenses of New Venus and predecessor entities. As a result, comparison of the current and prior period financial statements presented is significantly impacted by the combination transactions.

Liquidity and Capital Resources

   (a)  Liquidity

             At June 30, 1997, the Company had working capital of $2,780,000 compared with $700,000 at December 31, 1996, an increase of $2,080,000.
   This increase is primarily attributable to cash and temporary cash investments acquired through the business combination. The ratio of current assets to current liabilities at June 30, 1997, was 2.7 to 1 as compared with 1.5 to 1 at December 31, 1996.

             Net cash used in operating activities during the six months ending June 30, 1997, was $943,000, whereas $354,000 was used in operating activities for the same six month period in 1996. During the first half of 1997, the Company realized a net loss of $1,699,000. This compares with a net loss of $158,000 for the first half of 1996. The first six months of 1997 includes exploration and dry hole costs of $485,000, recognized prior to the business combination and compensation expense on stock options of $252,000. Accounts receivable increased by $439,000 primarily due to the increase in oil and gas sales and the business combination. The increase of $259,000 in accrued liabilities primarily resulted from the business combination. For the six month period ended June 30, 1996 the Company realized gains on sales of properties and investment securities of $239,000.

             For the six months ended June 30, 1997, $7,024,000 was used in investing activities. This compares to $192,000 provided by investing activities during the six month period ended June 30, 1996. On May 21, 1997 the Company acquired oil and gas properties of $5,540,000 through the business combination. During the first six months of 1997 the Company also incurred capital expenditures on new wells drilled and acreage purchased of $1,271,000. During the same period in 1996, the Company received proceeds for the sale of property and investment securities of $516,000 and had capital expenditures of $324,000.

             For the six months ended June 30, 1997, $9,830,000 was provided by financing activities. This includes $8,550,000 of Common Stock deemed issued in the business combination and proceeds from long-term debt of $1,411,000. This compares with $1,400,000 provided by financing activities for the six month period ended June 30, 1996. Of this amount $1,352,000 was provided from the issuance of stock.

(b) Capital Resources

             Capital expenditures for the last six months of 1997 are budgeted at approximately $4 million. The Company plans to finance such expenditures from existing working capital and bank borrowings secured by existing proved oil and gas reserves. The Company's capital expenditure budget is continually reviewed, and revised as necessary, based on perceived opportunities and business conditions.

(c) Results of Operations

             As noted above, the statement of operations for the three and six month periods ended June 30, 1996 reflects the operations of New Venus only, whereas the statement of operations for the same periods ended June 30, 1997 reflects the operations of New Venus prior to the combination date (May 21, 1997) and the operations of the combined entities subsequent to the combination date. Variances are addressed in the following paragraphs by significant operating captions.

             Revenues and expenses were higher during 1997 due to the inclusion of the combined entities subsequent to May 21, 1997 and new completed wells in 1997. As reflected in the following table, both volumes and average prices increased in 1997 compared to like periods in 1996.


                                       1997                   1996
                                 -----------------       ----------------
                                 Sales     Average       Sales    Average
                                 Volume    Prices        Volume   Prices
                                 -------   -------       ------   -------
Six Months Ended June 30
     Gas (MCF)                   138,574   $ 2.42        49,256   $ 1.80
     Oil (BBLS)                   23,299   $19.19        12,701   $17.71

Three Months Ended June 30
     Gas (MCF)                   112,342   $ 2.51        18,397   $ 1.68
     Oil (BBLS)                   18,188   $18.35         6,866   $17.14

     Three Months Ended June 30, 1997 and 1996
     -----------------------------------------

          The Company's net loss of $579,000 for the quarter ended June 30, 1997 compares to last year's net income of $80,000 for the same period. This $659,000 variance is primarily attributable to a $91,000 increase in exploration costs and a $514,000 increase in general and administrative expense.

          During the second quarter of 1997, total revenue increased by $243,000. Oil and gas revenues increased by $457,000 primarily as a result of six producing wells being completed in 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil field operation and management fees increased by $33,000 and interest income and other increased by $14,000 primarily as a result of the business combination.

          Operations and maintenance of $172,000 for the quarter ended June 30, 1997, increased by $93,000 as a result of completing six producing wells during 1997 and the operating expenses associated with the wells acquired in the business combination. Operations and maintenance relative to oil and gas revenues decreased to 28% compared with 52% for the quarter ended June 30, 1996 as a result of initial deliveries from six new wells during 1997 with production levels significantly higher than operations and maintenance expense on an equivalent unit basis as compared to the Company's producing wells in 1996.

          The Company's exploration costs of $102,000 for the quarter ended June 30, 1997 increased $91,000 over the exploration costs of $11,000 for the quarter ended June 30, 1996. This is due to the increase in exploration activity in 1997 as compared to 1996.

          For the quarters ended June 30, 1997 and 1996, general and administrative expenses were $878,000 and $364,000, respectively. The increase is due to the significant increase in exploration activity and the Xplor and Lomak acquisitions. The 1997 exploration activities led to the creation of nine new employee positions and the use of third party engineering services and other professional consultants. The 1997 amount also includes compensation expense related to stock options granted to a director and costs in connection with the business combination.

          Interest expense of $40,000 for the quarter ended June 30, 1997 compares with $2,000 for the quarter ended June 30, 1996. The increase is due to the borrowing incurred during 1997 to fund drilling, completion and exploration expenditures.


     Six Months Ended June 30, 1997 and 1996
     ---------------------------------------

          The Company's net loss of $1,699,000 for the six month period ended June 30, 1997 compares with last year's net loss of $158,000 for the same period. This $1,541,000 variance is primarily attributable to a $585,000 increase in exploration costs and a $905,000 increase in general and administrative expense.

          During the first six months of 1997, total revenue increased by $270,000. Oil and gas revenues increased by $435,000 primarily as a result of six wells being completed and producing in 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil field operation and management fees increased by $65,000 and interest income and other increased by $9,000 primarily as a result of the business combination.

          Operations and maintenance of $227,000 for the six months ended June 30, 1997 increased by $65,000 as a result of completing six producing wells during 1997 and the operating expenses associated with the wells acquired in the business combination. Operations and maintenance relative to oil and gas revenues decreased to 30% compared with 51% for the six month period ended June 30, 1996 as a result of initial deliveries from six new wells during 1997 with production levels significantly higher than operations and maintenance expense on an equivalent unit basis as compared to the Company's producing wells in 1996.

          The Company's exploration costs of $601,000 for the six months ended June 30, 1997 increased $585,000 over the exploration costs of $16,000 for the six months ended June 30, 1996. This is due to exploration costs totaling $470,000 and increased geological and geophysical costs related to significantly increased exploration activity in 1997 as compared with 1996.

          General and administrative expenses were $1,701,000 and $796,000 for the six month periods ended June 30, 1997 and 1996, respectively. The increase of $905,000 is due to the significant increase in exploration activity plus the Xplor and Lomak acquisitions. The 1997 exploration activities led to the creation of nine new employee positions and the use of third party engineering services and other professional consultants. The 1997 amount also includes compensation expense related to stock options granted to a director and costs in connection with the business combination.

          Interest expense of $74,000 for the six month period ended June 30, 1997 compares with $3,000 for same period in 1996. The increase is due to increased borrowings incurred during 1997 to fund drilling, completion and exploration expenditures.

Recent Accounting Pronouncements

          In February 1997, the Financial Accounting Standards Board issued FAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. This Standard, effective for financial statements issued for periods ending after December 15, 1997, replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Company's basic and diluted earnings per share computed using the requirements of FAS No. 128 are the same as the Company's currently disclosed net income (loss) per common share.

Information Regarding Forward Looking Statements

          The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward- looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy.

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

          The Company is not a party to any material litigation.

Item 2.     Change in Securities

          As described in Note 1 of Notes to Consolidated Financial Statements included in Part I hereof, on May 21, 1997 the Company (then known as Xplor Corporation) acquired certain assets and liabilities in exchange for an aggregate of 7,663,644 shares of Common Stock and warrants to purchase an additional 544,706 shares, exercisable until October 23, 2000, at $3.00 per share. Such shares and warrants were issued without registration under the Securities Act of 1933 in reliance on the exemption provided under
     Section 4(2) of such Act and Commission Regulation D. All such securities were issued with restrictive legends to accredited investors who represented that they were acquiring them for investment and not with a view to the distribution thereof.

          The bank loan agreement, filed as Exhibit 10-2 herewith, prohibits the payment of dividends without the consent of the bank and requires the Company to maintain a ratio of current assets to current liabilities of at least 1.5 to 1.



Item 6.     Exhibits and Reports on Form 8-K

     (a)       Exhibits

               4.2 Form of Warrant issued as partial consideration in acquisition of the assets of The New Venus Exploration, Inc. and the Lomak entities.(1)

               10.1 Term Loan and Security Master Agreement between Venus
                    Development, Inc. and Stratum Group Energy Partners, L.P. dated as of October 8, 1996, filed herewith.

               10.2 Amended and Restated Loan Agreement between the Company and
                    Wells Fargo Bank as amended effective as of June 5, 1997, filed herewith.

               11.1 Statement re: computation of per share earnings for the six months ended June 30, 1997 and 1996 (see Note 4 of Notes to Consolidated Financial Statements).

               27.1 Financial Data Schedule.

     (b)       Reports on Form 8-K

                  Current report on Form 8-K, dated June 5, 1997 and Form 8K/A dated August 4, 1997, relating to the combination described in
               Note 1 to the unaudited Consolidated Financial Statements included herein.

_________________________
(1) Incorporated by reference from report on Form 8-K dated June 5, 1997.

                              S I G N A T U R E S



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             VENUS EXPLORATION, INC.



Dated:  August 19, 1997                BY: /s/ Eugene L. Ames, Jr.
                                           -----------------------------------
                                               Eugene L. Ames, Jr.
                                            (Chief Executive Officer)





Dated:  August 19, 1997                BY: /s/ Patrick A. Garcia
                                           -----------------------------------
                                               Patrick A. Garcia
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX




Exhibit No.                            Description
-----------    ---------------------------------------------------------------
     4.2       Form of Warrant issued as partial consideration in acquisition of the assets of The New Venus Exploration, Inc. and the Lomak entities.(1)

     10.1      Term Loan and Security Master Agreement between Venus
               Development, Inc. and Stratum Group Energy Partners, L.P. dated as of October 8, 1996, filed herewith.

     10.2      Amended and Restated Loan Agreement between the Company and
               Wells Fargo Bank as amended effective as of June 5, 1997, filed herewith.

     11.1 Statement re: computation of per share earnings for the six months ended June 30, 1997 and 1996 (see Note 4 of Notes to
               Consolidated Financial Statements).

     27.1      Financial Data Schedule.



_________________________
(1) Incorporated by reference from report on Form 8-K dated June 5, 1997.