Form 10-Q
period 1997-09-30
VENUS EXPLORATION INC
filed 1997-11-14
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the quarterly period ended         September 30, 1997
                                 -----------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from                     to
                                 --------------------   ----------------

   Commission file number                     0-14334
                         --------------------------------------------

                             Venus Exploration, Inc.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                               13-3299127
    ---------------------------------------------       -------------------
    (State or other jurisdiction of incorporation        (I.R.S. Employer
                   or organization)                     Identification No.)

        700 North St. Mary's Street, Suite 1900, San Antonio, Texas 78205
    -----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (210) 222-9481
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                   Outstanding at November 14, 1997
                -----                   --------------------------------
     Common Stock $.01 par value              9,736,815 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES


                                      INDEX


                                                                    PAGE
                                                                    ----
PART  I.  - FINANCIAL INFORMATION

Item 1.   - Financial Statements (Unaudited)

            (a) Consolidated Balance Sheets as of                      3
                September 30, 1997 and December 31, 1996

            (b) Consolidated Statements of Operations for              4
                the three-month periods ended September 30,
                1997, and September 30, 1996

            (c) Consolidated Statements of Operations                  5
                for the nine-month periods ended
                September 30, 1997 and September 30, 1996

            (d) Consolidated Statements of Cash Flows                  6
                for the nine-month period ended
                September 30, 1997, and September 30, 1996

            (e) Notes to Consolidated Financial Statements             7

Item 2.   - Management's Discussion and Analysis of Financial         11
            Condition and Results of Operations

PART II.  - OTHER INFORMATION

Item 6.   - Exhibits and Reports on Form 8-K                          16

Signatures                                                            17

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 September 30,  December 31,
                                                                                      1997          1996
                                                                                  ------------  ------------
                                                                                       (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and equivalents                                                        $  2,626      $  1,304
       Accounts receivable and other                                                  2,850           815
                                                                                   --------      --------
                  TOTAL CURRENT ASSETS                                                5,476         2,119

    OIL AND GAS PROPERTIES AND EQUIPMENT (successful
       efforts method), at cost                                                       9,700         2,575
       Less-accumulated depreciation, depletion, amortization and impairment         (1,469)         (895)
                                                                                   --------      --------
                                                                                      8,231         1,680
    DEFERRED FINANCING COSTS                                                            346           372
    INVESTMENT IN EQUITY SECURITIES                                                     170          --
    OTHER ASSETS                                                                        368           172
                                                                                   --------      --------
                  TOTAL ASSETS                                                     $ 14,591      $  4,343
                                                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Accounts payable                                                            $  2,411      $  1,074
       Advances from interest owners                                                    994           345
       Accrued liabilities
          Suspended revenues and settlements                                            300          --
          Other                                                                          35          --
                                                                                   --------      --------
                  TOTAL CURRENT LIABILITIES                                           3,740         1,419

    LONG-TERM NOTES PAYABLE                                                           1,263          --

    DEFERRED INCOME TAXES                                                                 1          --
                                                                                   --------      --------
                  TOTAL LIABILITIES                                                   5,004         1,419
                                                                                   --------      --------

    STOCKHOLDERS' EQUITY
       Common Stock, par value $.01 per share--authorized 15,000,000 shares;
          10,295,317 shares issued; 9,736,815 and 5,626,473 shares outstanding
          as of September 30, 1997 and December 31, 1996, respectively                  103            56
       Additional paid-in capital                                                    16,102         6,234
       Accumulated deficit                                                           (5,521)       (3,366)
                                                                                   --------      --------
                                                                                     10,684         2,924
       Less cost of common stock in treasury--
          558,502 shares at September 30, 1997                                       (1,097)         --
                                                                                   --------      --------
                  TOTAL STOCKHOLDERS' EQUITY                                          9,587         2,924
                                                                                   --------      --------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 14,591      $  4,343
                                                                                   ========      ========


                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months          Three Months
                                                           Ended                  Ended
                                                    September 30, 1997     September 30, 1996
                                                    ------------------     ------------------
                                                       (In thousands, except per share data)
REVENUES
    Oil and gas sales                                      $ 1,160               $   110
    Oil field operation                                        107                    75
    Management                                                 122                    82
    Gain on sale of properties
       and investments                                           2                  --
    Interest income and other                                   33                    22
                                                           -------               -------
          Total Revenues                                     1,424                   289
                                                           -------               -------

EXPENSES
    Direct operating                                           326                    56
    Exploration costs                                          169                    54
    Depreciation, depletion and amortization                   379                    41
    General and administrative                                 946                   639
                                                           -------               -------
          Total Expenses                                     1,820                   790
                                                           -------               -------

OTHER EXPENSE
    Interest                                                    60                     3
                                                           -------               -------

       Loss before income taxes                               (456)                 (504)

PROVISION FOR INCOME TAXES                                    --                    --
                                                           -------               -------

       Net loss                                            $  (456)              $  (504)
                                                           =======               =======
Net loss per common share and
       common share equivalents                            $  (.05)              $  (.09)
                                                           =======               =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                9,724                 5,626
                                                           =======               =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Nine Months              Nine Months
                                                           Ended                    Ended
                                                     September 30, 1997      September 30, 1996
                                                     ------------------      ------------------
                                                       (In thousands, except per share data)
REVENUES
    Oil and gas sales                                      $ 1,914               $   429
    Oil field operation                                        268                   241
    Management                                                 324                   214
    Gain on sale of properties and investments                   2                   239
    Interest income and other                                   56                    36
                                                           -------               -------
          Total Revenues                                     2,564                 1,159
                                                           -------               -------

EXPENSES
    Direct operating                                           553                   218
    Exploration costs                                          770                    70
    Depreciation, depletion and amortization                   615                    92
    General and administrative                               2,647                 1,435
                                                           -------               -------
          Total Expenses                                     4,585                 1,815
                                                           -------               -------

OTHER EXPENSE
    Interest                                                   134                     6
                                                           -------               -------
       Loss before income taxes                             (2,155)                 (662)

PROVISION FOR INCOME TAXES                                    --                    --
                                                           -------               -------

       Net loss                                            $(2,155)              $  (662)
                                                           =======               =======

Net loss per common share and common
       share equivalents                                   $  (.28)              $  (.12)
                                                           =======               =======

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                7,606                 5,626
                                                           =======               =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine  Months          Nine  Months
                                                                     Ended                 Ended
                                                              September 30, 1997     September 30, 1996
                                                              ------------------     ------------------
                                                                          (In thousands)
OPERATING ACTIVITIES
    Net loss                                                       $(2,155)              $  (662)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation, depletion and amortization                     615                    92
          Impairments, abandoned leases and dry hole costs             485                  --
          Gain (loss) on sale of properties                              2                  (124)
          Gain (loss) on investment activities                        --                    (115)
          Compensation expense for stock options                       252                   283

          Change in operating assets and liabilities:
              Decrease (increase) in accounts
                receivable and other                                (2,004)                 (411)
              Increase (decrease) in accounts payable                  991                   553
              Advances from interest owners                            649                  --
              Increase in accrued liabilities                          732                  --
                                                                   -------               -------
       Net cash used in operating activities                          (433)                 (384)
                                                                   -------               -------
INVESTING ACTIVITIES
    Property acquisition                                            (5,549)                 --
    Net proceeds from the sale of property                            --                     332
    Capital expenditures                                            (2,272)                 (798)
    Proceeds from sale of investment securities                       --                     165
    Investments acquired in acquisitions and other                    (213)                 --
                                                                   -------               -------
       Net cash used in investing properties                        (8,034)                 (301)
                                                                   -------               -------
FINANCING ACTIVITIES
    Net proceeds from issuance of long-term debt                     1,411                   150
    Repayment of long-term debt                                       (197)                 --
    Distributions                                                     --                  (2,651)
    Issuance of stock                                                8,575                 5,957
                                                                   -------               -------

       Net cash provided by financing activities                     9,789                 3,456
                                                                   -------               -------

INCREASE IN CASH AND EQUIVALENTS                                     1,322                 2,771

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          1,304                   573
                                                                   -------               -------

CASH AND EQUIVALENTS AT END OF PERIOD                              $ 2,626               $ 3,344
                                                                   =======               =======


                     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

             Three and Nine Months Ended September 30, 1997 and 1996



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

2.     Basis of Presentation

          For financial reporting purposes, the transactions described in Note 1 have been accounted for as a reverse acquisition whereby New Venus is deemed to be the acquirer. Accordingly, the historical financial statements of New Venus and predecessor entities are presented as the historical financial statements of the Company and the assets acquired and liabilities assumed from Xplor and Lomak have been recorded at fair value as of the date of the combination as required under purchase accounting. For purposes of determining the costs of the acquisitions, management has valued the shares and warrants issued to Lomak and the shares, options and warrants held by Xplor shareholders based on the estimated fair values of the assets acquired and liabilities assumed, rather than the current market price of Xplor shares. Management believes that using the estimated fair values of the assets acquired and liabilities assumed to determine the costs of the acquisitions rather than the market price of the Xplor shares is appropriate because (1) there is limited trading activity in the shares,
     (2) the stock issued to effect the combination contains restrictions that limit its marketability, and (3) the number of shares issued to effect the combination substantially exceeds the current trading volume of the shares in the marketplace and substantially exceeds the number of Xplor shares outstanding prior to the combination. For all periods presented, except for the period of May 21, 1997 through September 30, 1997, the revenues and expenses are the historical revenues and expenses of New Venus and predecessor entities.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements presented should be read in connection with the 1996 audited financial statements of New Venus and Lomak included in the Company's report on Form 8-K/A dated August 4, 1997, Xplor's 1996 Annual Report on Form 10-K, and Xplor's March 31, 1997

     Quarterly Report on Form 10-Q and the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of its operations for the three and nine months ended September 30, 1997 and 1996.

          The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year and are significantly impacted by the accounting for the combination transactions as discussed above.

3.   Summary of Significant Accounting Policies

          For a description of the accounting policies followed by the Company, refer to the notes to the 1996 financial statements of New Venus included in the Company's report on Form 8-K/A dated August 4, 1997.

4.   Earnings (loss) Per Share

          Earnings (loss) per share for the three months and nine months ended September 30, 1997, are calculated based on 9,724,206 and 7,605,833 weighted average shares outstanding. Weighted average shares were computed assuming the following shares outstanding for the periods indicated:

              December 31, 1996 to May 21, 1997            5,626,473
              May 22, 1997 to June 5, 1997                 9,700,815
              June 6, 1997 to August 27, 1997              9,716,815
              August 28, 1997 to September 30, 1997        9,736,815

          The 5,626,473 shares were the total number of shares issued to New Venus by Xplor on May 21, 1997. However, because the business combination was accounted for as a reverse acquisition, these shares are deemed outstanding, for periods prior to May 21, 1997, for New Venus historical financial information as presented. The 9,700,815 shares reflect the increase due to the issuance of shares to Lomak and the deemed issuance of shares to Xplor to effect the business combination. On June 5, 1997 and August 28, 1997, 16,000 shares and 20,000 shares, respectively, were issued in connection with the exercise of options.

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

5.   Long-Term Debt

          The Company has a loan agreement establishing a $20 million line of credit with a bank. The agreement provides for a total borrowing base determined every six months by the bank based on the Company's oil and gas reserves which are used as security for the loan. Interest on amounts borrowed under the loan agreement is based on the bank's prime rate plus one percent. Interest is payable monthly and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. The amount drawn by the Company as of September 30, 1997 was $500,000.

          In October 1996, the Company entered into a Term Loan and Security Agreement with a lender to finance the acquisition and development of oil and gas properties. Under the agreement, the Company may borrow up to approximately $17.4 million to finance the acquisition and development of new properties, subject to limitations based on the value of the Company's proved reserves attributable to properties the Company has agreed to include as security for such loan. As of September 30, 1997 the outstanding loan balance was $763,000.

          The credit agreements require, among other matters, maintenance of certain financial ratios. The Company is in compliance, or has received waivers of compliance, with the loan agreements.

6.   Accounting for Income Taxes

          There is no income tax provision because: (1) revenues and expenses through September 30, 1996, are attributable to a New Venus predecessor entity which was an S Corporation for tax reporting purposes resulting in the individual shareholders of the entity being responsible for any taxes due or benefits from any net operating losses and (2) of the uncertainty of the ultimate realization of a tax benefit from the 1997 loss.

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

          On December 2, 1996, the Company entered into a financial swap, as required under the Term Loan agreement discussed in Note 5 above, whereby the counterparty agrees to pay the Company the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) should the floating price fall below the negotiated fixed price of $2.0497 per thousand British thermal units for natural gas or $19.045 per barrel for oil, respectively. Should the floating price exceed the fixed price for natural gas or oil, the Company is required to remit the difference to the counterparty. As of September 30, 1997, quantities hedged are 80,250 mmbtu's of natural gas and 31,151 barrels of oil. As of September 30, 1997, the estimated fair value of the Company's swap positions was a net payable of approximately $36,157 based upon an estimate of what the Company would receive if the contracts were liquidated.

8.   Xplor and Lomak Assets and Liabilities Acquired

          On May 21, 1997, the Company recorded the combination transactions described in Note 1 which effect was primarily the recording of the assets and liabilities of Xplor and Lomak at their fair value. The combined amounts for Lomak and Xplor were as follows:

                                                              (In thousands)
                                                              --------------
                  Cash                                            $2,607
                  Oil and gas properties                           5,549
                  Accounts receivable                                131
                  Equity securities and investments                  301
                  Accounts payable                                   396
                  Deferred income taxes                                1

9.   Pro Forma Financial Information (In thousands, except per share data)

          Selected results of operations on a pro forma basis as if the combination transactions described in Note 1 had occurred on January 1, 1996 are as follows:

                                                Nine Months Ended
                                                   September 30,
                                              ----------------------
                                                1997           1996
                                              -------        -------
           Revenues                           $ 3,445        $ 2,219
                                              =======        =======
           Net income (loss)                   (1,665)          (325)
                                              =======        =======
           Income (loss) per common share        (.17)          (.03)
                                              =======        =======
           Shares (see Note 4)                  9,737          9,701
                                              =======        =======

10.  Subsequent Events

          At a Special Meeting of Stockholders (in lieu of the Annual Meeting) held on October 28, 1997, the stockholders:

          1. Reelected until the next Annual Meeting the seven directors who assumed or continued in office following the combination transaction,

          2. Ratified and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending December 31, 1997,

          3. Approved an amendment to the Certificate of Incorporation providing for an increase in the number of authorized shares to (i) 30 million shares of common voting stock with a par value of $.01 and
             (ii) 5 million shares of preferred stock with a par value of $.01 which may be issued in series, and

          4. Approved the 1997 Incentive Plan

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

          For all periods presented, except for the period of May 21, 1997 through September 30, 1997, the revenues and expenses are the historical revenues and expenses of New Venus and predecessor entities. As a result, comparison of the current and prior period financial statements presented is significantly impacted by the combination transactions.

Liquidity and Capital Resources

     (a)  Liquidity

          At September 30, 1997, the Company had working capital of $1,736,000 compared with $700,000 at December 31, 1996, an increase of $1,036,000. This increase is primarily attributable to cash and equivalents, acquired through the business combination. The ratio of current assets to current liabilities was 1.5 to 1 at September 30, 1997 and December 31, 1996.

          Net cash used in operating activities during the nine months ended September 30, 1997, was $433,000, whereas $384,000 was used in operating activities for the same nine month period in 1996. During the first nine months of 1997, the Company realized a net loss of $2,155,000. This compares with a net loss of $662,000 for the first nine months of 1996. The first nine months of 1997 includes exploration and dry hole costs of $485,000, recognized prior to the business combination and compensation expense on stock options of $252,000. Accounts receivable increased by $2,004,000 primarily due to the increase in oil and gas sales and the business combination. The increase of $732,000 in accrued liabilities resulted primarily from the business combination. For the nine month period ended September 30, 1996 the Company realized gains on sales of properties and investment securities of $239,000.

          For the nine months ended September 30, 1997, $8,034,000 was used in investing activities. This compares with $301,000 used in investing activities during the nine month period ended September 30, 1996. On May 21, 1997 the Company acquired oil and gas properties of $5,549,000 through the business combination. During the first nine months of 1997 the Company also incurred capital expenditures on new wells drilled and acreage purchased of $2,272,000. During the same period in 1996, the Company received proceeds for the sale of property and investment securities of $497,000 and had capital expenditures of $798,000.

          For the nine months ended September 30, 1997, $9,789,000 was provided by financing activities. This includes $8,575,000 of Common Stock issued, primarily in the business combination, and proceeds from long-term debt of $1,411,000. This compares with $3,456,000 provided by financing activities for the nine month period ended September 30, 1996. Of this amount, $5,957,000 was provided from the issuance of stock offset by distributions of $2,651,000.

(b)  Capital Resources

          Capital expenditures for the last three months of 1997 are budgeted at approximately $2 million. The Company plans to finance such expenditures from existing working capital and bank borrowings secured by existing proved oil and gas reserves. The Company's capital expenditure budget is continually reviewed, and revised as necessary, based on perceived opportunities and business conditions.

(c)  Results of Operations

          As noted above, the statements of operations for the three and nine month periods ended September 30, 1996 reflects the operations of New Venus only, whereas the statements of operations for the same periods ended September 30, 1997 reflect the operations of New Venus prior to the combination date (May 21, 1997) and the operations of the combined entities subsequent to the combination date. Variances are addressed in the following paragraphs by significant operating captions.

          Revenues and expenses were higher during 1997 due to the inclusion of the combined entities subsequent to May 21, 1997 and new completed wells in 1997. As reflected in the following table, both oil and gas volumes and average gas prices increased in 1997 compared with like periods in 1996.

                                                     1997                                    1996
                                                    ------                                  ------
                                             Sales           Average                 Sales           Average
                                            Volume           Prices                 Volume           Prices
                                            ------           -------                ------           -------
      Nine Months Ended September 30
         Gas (MCF)                          417,405          $ 2.12                 60,648           $ 1.74
         Oil (BBLS)                          68,352          $18.37                 16,907           $18.62

      Three Months Ended September 30
         Gas (MCF)                          278,831          $ 1.96                 11,392           $ 1.48
         Oil (BBLS)                          45,053          $17.95                  4,206           $21.36

Three Months Ended September 30, 1997 and 1996

         The Company's net loss of $456,000 for the quarter ended September 30, 1997 compares with last year's net loss of $504,000 for the same period. This $48,000 variance is primarily attributable to a $1,050,000 increase in oil and gas sales offset by increases in the following expenses: direct operating expenses, $270,000; depreciation, depletion, and amortization, $338,000; and general and administrative expenses, $307,000.

         For the third quarter of 1997, total revenue increased by $1,135,000. Oil and gas revenues increased by $1,050,000 primarily as a result of six producing wells completed and brought on stream in 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil and gas sales for the three months ended September 30, 1997 are net of a $5,000 loss on hedging instruments. Oil field operation and management fees increased by $72,000 and interest and other income increased by $11,000 primarily as a result of the business combination.

         Direct operating expenses of $326,000 for the quarter ended September 30, 1997, increased by $270,000 as a result of completing six producing wells during 1997 and the operating expenses associated with the wells acquired in the business combination. Direct operating expenses relative to oil and gas revenues decreased to 28% compared with 51% for the quarter ended September 30, 1996 as a result of deliveries from the six new wells which have production levels significantly higher than operations and maintenance expense on an equivalent unit basis as compared with the Company's producing wells in 1996.

         The Company's exploration costs of $169,000 for the quarter ended September 30, 1997 increased $115,000 over the exploration costs of $54,000 for the quarter ended September 30, 1996. This is due to the increase in exploration activity in 1997 as compared with 1996.

         For the quarters ended September 30, 1997 and 1996, general and administrative expenses were $946,000 and $639,000, respectively. The increase is due to the significant increase in exploration activity and the business combination. The 1997 exploration activities led to the creation of nine new employee positions and the increased use of third party engineering services and other professional consultants. The 1997 amount also includes compensation expense related to stock options granted to a director and costs in connection with the business combination.

          Interest expense of $60,000 for the quarter ended September 30, 1997 compares with $3,000 for the quarter ended September 30, 1996. The increase is due to the borrowing incurred during 1997 to fund drilling, completion and exploration expenditures.

Nine Months Ended September 30, 1997 and 1996

         The Company's net loss of $2,155,000 for the nine month period ended September 30, 1997 compares with last year's net loss of $662,000 for the same period. This $1,493,000 variance is primarily attributable to a $1,485,000 increase in oil and gas sales offset by increases in the following expenses: exploration costs, $700,000; depreciation, depletion and amortization, $523,000; and general and administrative expenses, $1,212,000.

          For the first nine months of 1997 total revenue increased by $1,405,000. Oil and gas revenues increased by $1,485,000 primarily as a result of six new wells completed and brought on stream in 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil and gas sales for the nine months ended September 30, 1997 are net of a $31,000 loss on hedging instruments. Oil field operation and management fees increased by $137,000 and interest and other income increased by $20,000 primarily as a result of the business combination.

         Direct operating expenses of $553,000 for the nine months ended September 30, 1997 increased by $335,000 as a result of completing six producing wells during 1997 and the operating expenses associates with the wells acquired in the business combination. Direct operating expenses relative to oil and gas revenues decreased to 29% compared with 51% for the nine month period ended September 30, 1996 as a result of the six new wells which have production levels significantly higher than operations and maintenance expense on an equivalent unit basis as compared with the Company's producing wells in 1996.

         The Company's exploration costs of $770,000 for the nine months ended September 30, 1997 increased $700,000 over the exploration costs of $70,000 for the nine months ended September 30, 1996. This is due to 1997 exploration costs totaling $470,000 and increased geological and geophysical costs related to significantly increased exploration activity in 1997 as compared with 1996.

          General and administrative expenses were $2,647,000 and $1,435,000 for the nine month periods ended September 30, 1997 and 1996, respectively. The increase of $1,212,000 is due to the significant increase in exploration activity plus the business combination. The 1997 exploration activities led to the creation of nine new employee positions and the increased use of third party engineering services and other professional consultants. The 1997 amount also includes compensation expense related to stock options granted to a director and costs in connection with the business combination.

         Interest expense of $134,000 for the nine month period ended September 30, 1997 compares with $6,000 for same period in 1996. The increase is due to increased borrowings incurred during 1997 to fund drilling, completion and exploration expenditures.

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

Information Regarding Forward Looking Statements

          The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

    (a)    Exhibits

   11.1 Statement re: computation of per share earnings for the nine months ended September 30, 1997 and 1996 (see Note 4 of Notes to Consolidated Financial Statements).

   27      Financial Data Schedule

    (b)    Reports on Form 8-K

           Form 8K/A dated August 4, 1997, relating to the combination described in Note 1 to the unaudited Consolidated Financial Statements included herein, supplementing the current report on Form 8-K dated June 5, 1997 with respect thereto.

                               S I G N A T U R E S


        Pursuant to the requirements of the Securities Exchange Act of 1934, the

   Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VENUS EXPLORATION, INC.



   Dated:  November 14, 1997                 BY:  /s/ Eugene L. Ames, Jr.
                                                -------------------------
                                                      Eugene L. Ames, Jr.
                                                   (Chief Executive Officer)






   Dated:  November 14, 1997                 BY:  /s/ Patrick A. Garcia
                                                ----------------------
                                                      Patrick A. Garcia
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                      Description
-----------    ---------------------------------------------------
 11.1          Statement re: computation of per share earnings for
               the nine months ended September 30, 1997 and 1996
               (see Note 4 of Notes to Consolidated Financial
               Statements).

 27            Financial Data Schedule