Form 10-K
period 1997-12-31
VENUS EXPLORATION INC
filed 1998-03-31
CIK 312037

                                  UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-14334

                             VENUS EXPLORATION, INC.

             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3299127
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              1250 N.E. Loop 410, Suite 1000, San Antonio, TX 78209
               (Address of principal executive offices) (zip code)

        Registrant's telephone number, including area code (210) 930-4900

    Securities registered pursuant
    to Section 12(b) of the Act:                None

    Securities registered pursuant

    to Section 12(g) of the Act:                Common Stock, $0.01 par value
                                                       (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the Registrant (all directors, officers and holders of five percent or more of the Common Stock of the Company are presumed to be affiliates), computed by reference to the closing bid price of such stock on March 18, 1998, was approximately $14,160,511. As of March 18, 1998, the Registrant had outstanding 9,736,815 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this Report on Form 10-K will be included in the Registrant's definitive Proxy Statement for its 1998 Annual Shareholder Meeting. It is expected that the Proxy Statement will be filed with the Commission not later than April 30, 1998, and the Proxy Statement is incorporated into Part III by reference.

                                TABLE OF CONTENTS

PART I.....................................................................................................   -1-
         Item 1.  BUSINESS.................................................................................   -1-
                  Background...............................................................................   -1-
                  1997 Business Combination and Property Acquisition.......................................   -1-
                  Business Strategy........................................................................   -2-
                      Exploration..........................................................................   -2-
                      Exploitation and Development of Producing Fields.....................................   -2-
                      Acquisitions, Strategic Alliances & Divestitures of Selected Properties..............   -3-
                  Recent Developments (since December 31, 1997)............................................   -3-
                  Forward-Looking Statements...............................................................   -4-
                  Risk Factors.............................................................................   -4-
                      Capital Expenditures and Availability of Financing...................................   -4-
                      Competition..........................................................................   -4-
                      Acquisition Risks....................................................................   -5-
                      Drilling Risks.......................................................................   -5-
                      Markets  ............................................................................   -5-
                      Volatility of Prices.................................................................   -5-
                      Estimation of Reserves...............................................................   -5-
                      Replacement of Reserves..............................................................   -5-
                      Regulation of Production.............................................................   -6-
                      Environmental Regulation.............................................................   -6-
                      Other Government Regulations.........................................................   -7-
                      Business Risks and Insurance.........................................................   -7-
                      Dependence on Key Personnel..........................................................   -7-
                  Sales and Major Customers................................................................   -7-
                  Oil and Natural Gas Reserves.............................................................   -8-
                  Drilling Activity........................................................................   -9-
                  Acreage  ................................................................................  -11-
                  Production...............................................................................  -11-
                  Products and Markets.....................................................................  -12-
                  Regulation and Environmental Matters.....................................................  -12-
                  Employees................................................................................  -12-
                  Executive Officers of Venus Exploration, Inc.............................................  -12-
                  Definitions of Certain Oil and Gas Terms.................................................  -13-
         Item 2.  PROPERTIES...............................................................................  -16-
                  Title to Properties......................................................................  -16-
         Item 3.  LEGAL PROCEEDINGS........................................................................  -16-
         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................  -17-

Part II  ..................................................................................................  -18-
         Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................  -18-
         Item 6.  SELECTED FINANCIAL DATA..................................................................  -19-
         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS......................................................  -19-
                  General  ................................................................................  -20-
                  Results of Operations....................................................................  -21-
                      Year Ended December 31, 1997, Compared with Year Ended December 31, 1996.............  -21-
                      Year Ended December 31, 1996, Compared with Year Ended December 31, 1995.............  -22-
                  Accounting Policies......................................................................  -23-

                  Liquidity and Capital Resources..........................................................  -24-
                      Liquidity............................................................................  -24-
                      Capital Resources....................................................................  -24-
                      Stratum Facility.....................................................................  -25-
                      Hedging Activities...................................................................  -25-
                      Wells Fargo Facility.................................................................  -25-
                  Inflation................................................................................  -26-
                  Impact of Year 2000......................................................................  -26-
         Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................  -27-

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................  -27-
         Item 9.  CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.................................................................  -27-

PART III ..................................................................................................  -27-
         Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................  -27-
         Item 11. EXECUTIVE COMPENSATION...................................................................  -27-
         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................  -27-
         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................  -28-

PART IV  ..................................................................................................  -28-
         Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.................................................  -28-
                  1.    Financial Statements...............................................................  -28-
                  2.    Financial Statement Schedules......................................................  -28-
                  3.    Exhibits...........................................................................  -28-

                                     PART I

ITEM 1.  BUSINESS

This Report on Form 10-K contains statements that are considered
"forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995 and as described under "-Forward-Looking Statements" in this
Item 1 -"BUSINESS." Actual results may differ materially from those contemplated by the forward-looking statements herein.

Certain oil and gas terms and abbreviations are defined in this Item 1 under "-BUSINESS" - Definitions of Certain Oil and Gas Terms."

BACKGROUND

Venus Exploration, Inc. (collectively with its consolidated subsidiaries, unless the context otherwise requires, "Venus" or the "Company") is engaged primarily in the application of advanced geoscience technology to the exploration for undiscovered onshore oil and gas reserves in the United States. The Company also is actively involved in exploitation and/or development of existing oil and gas fields and is actively seeking acquisitions of producing properties. The Company presently has oil and gas properties, acreage and production in ten states. Since the May 21, 1997 transactions discussed below, the Company's emphasis has been on oil and gas exploration and development projects and prospects in Texas, Oklahoma and Kansas. The Company was incorporated in the State of Delaware in September 1985. The management of Venus has been involved as a privately held independent oil and gas operator in the development and exploitation of several large oil and gas fields.

The predecessor to Venus started in May 1996, and its primary assets were an inventory of exploration Prospects and Prospect Leads and undeveloped producing oil and gas fields with very little oil and gas production. In 1997, average daily net production increased to 2,450 Mcfe/day from 565 Mcfe/day in 1996, a 333% increase. The total Proved Reserves increased from 2.8 Bcfe at year end 1996 to 12.4 Bcfe in 1997, or 343%, as a result of the reverse merger transaction described below and as a result of the 1997 drilling program. Approximately 52.5 % of the Company's reserves are natural gas reserves. Venus operates 81% of its Net Wells.

1997 BUSINESS COMBINATION AND PROPERTY ACQUISITION

On May 21, 1997, the Company (then known as "Xplor Corporation") acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc., a privately-held Texas corporation ("New Venus"), in exchange for 5,626,473 shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), and warrants to purchase an additional 272,353 shares of Common Stock exercisable at $3.00 per share until October 23, 2000 ("Acquisition Warrants"). Simultaneously, the Company acquired certain oil and gas properties from Lomak Petroleum, Inc. ("Lomak") in exchange for 2,037,171 shares of the Company's Common Stock and Acquisition Warrants to purchase an additional 272,353 shares of Common Stock. At the same time, Lomak acquired from an existing stockholder of the Company 97,008 shares of Common Stock. These transactions were completed in accordance with the Property Acquisition Agreement dated April 29, 1997, and related agreements (collectively, the "Acquisition Agreement"). As a result of these transactions (collectively, the "Acquisition"), the former stockholders of New Venus acquired, as of the effective date of the Acquisition, 58% of the Company's outstanding Common Stock, and Lomak acquired 22%, while the preexisting stockholders of the Company then owned 20% of the Common Stock.

The Acquisition Agreement provided, among other things, that the Board of Directors of the Company be composed of four directors nominated by New Venus, one director nominated by Lomak and two continuing directors of the Company. At the consummation of the Acquisition, a stockholders agreement (the "Stockholders Agreement") was entered into among certain former stockholders of New Venus (collectively, the "Ames Group," which owns beneficially 3,721,600 shares of the Company's Common Stock), certain major shareholders of the Company (collectively the "Blair Group," which owns beneficially 1,066,512 shares) and Lomak. The Stockholders Agreement provided that at the 1997 election of directors of the Company, the Ames Group, the Blair Group and Lomak would vote their shares of the

Company for the four nominees designated by the Ames Group, the two nominees designated by the Blair Group, and the one nominee designated by Lomak. The Blair Group's right to designate two nominees is reduced to the right to designate one nominee effective with the 1998 Annual Meeting of Stockholders of the Company and ceases altogether effective with the 1999 Annual Meeting of Stockholders. The Stockholders Agreement also provides for certain rights of first refusal and rights of participation between the Ames Group and Lomak in the event of a proposed sale of shares by either. The Stockholders Agreement has a term of three years, but it terminates earlier as to any party in the event that such party's beneficial ownership of the Company's Common Stock falls below 250,000 shares.

For accounting purposes, the Acquisition was treated as a reverse acquisition with New Venus being deemed to have acquired the assets of Xplor Corporation and the Lomak entities. Therefore, unless otherwise stated all accounting and other operating data for periods before May 21, 1997, in this Annual Report on Form 10-K are data of New Venus and its predecessors, none of which had previously been publicly reported. Information after that date reflects the operations of the combined entities and acquired properties.

BUSINESS STRATEGY

As a result of the Acquisition, the Company adopted the growth strategy previously practiced by the privately-held New Venus. Venus is now actively pursuing an aggressive growth strategy of (i) exploration for oil and gas reserves, (ii) exploitation and development drilling in existing oil and gas fields, and (iii) strategic acquisition of producing properties with upside potential. During 1997 and the first quarter of 1998, Venus participated in the drilling of 5 Gross (2.3 Net) Exploratory Wells, of which 4 Gross (2 Net) Wells were completed as producers and 1 Gross (0.3 Net) Well was a dry hole. The Company also participated in the drilling of 10 Gross (6 Net) Development Wells. As of March 25, 1998, eight Gross (5 Net) of those wells have been completed as producers and two Gross (1 Net) Wells were awaiting final completion.

EXPLORATION - Exploration for oil and gas reserves and the generation of drilling prospects in areas identified through the application of advanced geoscience technology by the Company's exploration team provide the Company with exposure to opportunities for the discovery of new oil and gas reserves and rapid growth in asset values. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, the Company attempts to maintain an inventory of many exploratory Prospect Leads from which drilling prospects are confirmed and generated. This strategy has been used successfully in the past by the Company's management.

The Company's exploration team currently concentrates on two primary geographical focus areas; the south Midland Basin in West Texas and the Yegua Trend of the Texas and Louisiana Gulf Coast. Other focus areas are under consideration. An inventory of more than 40 Prospects and Prospect Leads is currently being worked. The Company utilizes 2-D Seismic and 3-D Seismic data in combination with advanced geological concepts to evaluate these Prospects and Prospect Leads. The Company's in-house technical capability is an important ingredient in the Company's current and continuing ability to conduct comprehensive exploration programs and to continue to generate exploratory prospects with merit.

EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS - In addition to exploring for new oil and gas reserves in previously undiscovered fields, the Company also utilizes advanced geoscience technology to exploit and to develop oil and gas reserves in currently producing fields. The fields being exploited or developed consist of fields discovered by the Company or fields discovered by others but that the Company believes are not fully developed. Venus is conducting active exploitation and development activities in eleven different fields in Texas, Oklahoma and Kansas. The Company's working interest in the fields being developed varies in size from 2.5% to 100%, and Venus operates nine of the eleven active fields.

ACQUISITIONS, STRATEGIC ALLIANCES & DIVESTITURES OF SELECTED PROPERTIES - Venus will continue to seek strategic producing property acquisitions that offer near-term production and longer-term development and exploration opportunities that can be investigated through the application of advanced technology by the Company's exploration team. The Company also seeks to accomplish strategic acquisitions of producing assets with development and exploratory potential through strategic alliances with other oil and gas companies. Venus may also sell non-strategic properties as a part of its effort to concentrate on its focus areas.

RECENT DEVELOPMENTS (SINCE DECEMBER 31, 1997) -

Preliminary results from drilling activities in the first quarter of 1998 are shown below. All of the six wells described below are also included in drilling summary given in the first paragraph of the "-Business Strategy" immediately above. Caution should be taken when considering these results because they are not supported by production histories. Test results typically exceed, often by large amounts, production output once a well has produced for some period of time. In addition, test results often exceed state-mandated field allowables for production.

         (i) Culley #2 Well. Allen Field, Seminole County, Oklahoma. The Company owns a 100% Working Interest in this well, which was a discovery well in a new pay zone of the second Wilcox formation between the depths of 4139 and 4142 feet subsurface. The well's initial production test produced 297 Bbls in 23.5 hours.

         (ii) Westbury Farms #1 Well. Constitution Field, Jefferson County, Texas. The Company owns a 15% Working Interest in this well, which was completed in a sand formation at a depth of approximately 14,000 feet subsurface. The well's initial production test produced 2050 Mcf/day and 357 Bbls of condensate on a 15/64" choke with a flowing tubing pressure of 2289 psig.

         (iii) Smith #3 Well. Fashing Field, Atascosa County, Texas. The Company owns an 84.2% Working Interest in this well, which was completed in the Edwards "A" Limestone at a depth between 10,654 and 10,725 feet subsurface. The well's initial production test produced 440 Mcf/day and 13.8 Bbls on a 20/64" choke with a flowing tubing pressure of 290 psig.

         (iv) Duson #1 Well. Hutchins-Kubela (Frio) Field, Wharton County, Texas. The Company owns a 22.15% Working Interest in this well, which was plugged back from the Yegua formation and was completed in the Frio sandstone at a depth between 4888 and 4891 feet subsurface. The well's initial production test produced 658 Mcf/day on a 9/64" choke with a flowing tubing pressure of 1761 psig.

         (v) Simonson #25-1 Well. Wildcat, Seward County, Kansas. The Company owns a 50% Working Interest in this well, which was unsuccessfully completed in the Arbuckle formation. Current plans are to attempt another completion in another formation.

         (vi) Brown #26-1 Well. Wildcat, Seward County, Kansas. The Company owns a 50% Working Interest in this well, which was unsuccessfully completed in the Osage formation. Current plans are to attempt another completion in another formation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are contained under this Item 1 "-Business," under Item 7 "-Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K. The forward-looking statements are identified by language that speaks of future events; e.g., words such as "may," "could," "believe," "expect," "intend," "anticipate," "estimate," "continue," "projected," "future," "will," "seek," and "plan". The forward-looking statements address such matters as geological estimates of oil and gas reserves, exploratory and development drilling plans and schedules, capital expenditures, availability of capital resources, financial projections, present values of future production, financing assumptions and other statements that are not historical facts. Although statements involving those matters are based on information available at the time this Annual Report on Form 10-K was prepared and although Venus believes that its statements are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that the level of production or financial return expected can be achieved. Some of the important factors that could cause actual results to differ materially from those predicted in the forward-looking statements include (i) state and federal regulatory developments and statutory changes, (ii) the timing and extent of changes in commodity prices and markets, (iii) the timing and extent of success in acquiring leasehold interests and in discovering, developing or acquiring oil and gas reserves, (iv) the conditions of the capital and equity markets during the periods covered by the forward-looking statements, (v) reliance on estimates of reserves, (vi) drilling results, and (vii) other matters beyond the control of the Company; e.g., the risk factors listed below.

RISK FACTORS

CAPITAL EXPENDITURES AND AVAILABILITY OF FINANCING - The implementation of Venus's business strategy will require substantial new capital on a continuing basis. Expected cash flow from existing properties will be insufficient to fund the projects planned by the Company. Venus plans to address its long-term liquidity and capital needs through bank financing, the issuance of debt and equity securities, when market conditions permit, and through the use of non-recourse production-based financing. Venus also continues to examine alternative sources of long-term capital; e.g., the sale of net profits interest, sales of non-strategic properties, prospects and technical information, and joint venture financing. The amount and timing of Venus's future capital requirements, if any, will depend upon a number of factors, including drilling costs, transportation costs, equipment costs, marketing expenses, staffing levels and competitive conditions, many, if not all, of which are beyond Venus's control. Availability of these sources of capital and, therefore, the Company's ability to execute its business plan will depend upon a number of factors, many of which are beyond the control of the Company. Failure to obtain such financing could materially and adversely affect Venus's growth, cash flow and earnings.

COMPETITION - The oil and gas industry is highly competitive in all of its phases and in particular in the acquisition of unexplored acreage, undeveloped acreage and existing production. There are a large number of operators engaged in oil and gas property acquisition and development, and Venus's competitive position depends on its geological, geophyisical and engineering expertise, on its financial resources and on its ability to find, to acquire and to prove new oil and gas reserves. The Company encounters strong competition in acquiring economically desirable properties and in obtaining equipment and labor to operate and to maintain its properties. That competition is from major and independent oil and gas companies, many of which possess greater financial resources and larger staffs than Venus. Labor and equipment markets have shown much volatility recently, and no assurance can be given as to their availability at the prices budgeted by Venus.

ACQUISITION RISKS - Venus intends to acquire producing oil and natural gas properties. Any such acquisition will be on the basis of an evaluation of the value of recoverable reserves associated with that property. Venus intends to use reasonable efforts to assess the value of potential acquisitions, but it may not have all the relevant facts because it is often not feasible to review in detail every oil and gas lease or aspect of an acquisition. Furthermore, even a detailed review may miss important facts; e.g., mechanical integrity of equipment and environmental liability that is not obvious from a surface inspection. For these and other reasons, there can be no assurance that oil and natural gas properties acquired by Venus will be successfully integrated into its operations or will achieve desired or projected profitability objectives.

DRILLING RISKS - Venus's drilling plans involve numerous risks; e.g., unexpected costs and conditions attributable to overpressure in formations, equipment failures and accidents, weather conditions, shortages or delays in obtaining equipment and labor shortages. Some wells are dry holes and will return nothing on the capital invested in those wells. Some wells are completed, but they do not produce enough to repay the investment in pre-drilling, drilling and/or operating expenses. Regardless of these factors and others or the success of a well, Venus will incur the expenses attributable to those risks, and that may affect its ability to work on other properties. There can be no assurance of success or profitability of future drilling activities.

MARKETS - The availability of a ready market for any oil and gas produced by the Company and the opportunities to find and to develop new oil and gas reserves depends upon numerous factors beyond its control, the exact effect of which cannot be accurately predicted. These factors include federal and state regulatory developments and statutory enactments, the timing and extent of changes in commodity prices, exploratory and development drilling success, the amount of oil and gas available for sale, availability of professional expertise and operating personnel, crude oil imports, access to adequate capital, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market such as fluctuating supply and demand.

VOLATILITY OF PRICES - Venus's revenues, profitability and future rate of growth, if any, are substantially dependent upon the prevailing prices for oil and gas. Historically, the prices for oil and gas have been highly volatile. This volatility is based on factors largely beyond the control of the Company. For example, prices are affected by weather, actions of foreign and domestic governments, international cartels and domestic and world economic conditions. Any substantial or extended decline in prices like those experienced in the first three months of 1998 would have a material adverse effect on Venus's financial conditions and results of operations.

ESTIMATION OF RESERVES - The reserve data presented in this Annual Report on Form 10-K are present estimates only. In general, estimates of reserves and the future net revenues from those reserves are based on a number of variable factors and subjective assumptions, such as historical production from the properties, the assumed effects of government regulation of future production, and assumptions about future oil and gas prices and future operating costs. Future projections based on such factors and assumptions may, and likely will, vary considerably from actual results.

REPLACEMENT OF RESERVES - The volume of production from oil and gas properties usually declines as they are produced and the reserves are depleted. The decline rates depend on reservoir characteristics and vary from steep decline curves to the relatively slow declines of some properties such as the Company's gas reserves in West Virginia. Unless Venus finds new reserves through its exploration and development activities or it acquires properties containing Proved Reserves, or both, the Proved Reserves of the Company will decline as reserves are produced. Venus's future natural gas and oil production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. To the extent that the Company is unsuccessful in replacing depleted reserves and otherwise enlarging them, the Company's revenues will decline over time.

REGULATION OF PRODUCTION - Production of any oil and gas discovered or acquired by the Company is affected to some degree by state and federal laws and regulations. Many states have statutory provisions regulating the production and sale of oil and gas, including provisions regarding deliverability. Other states require drilling bonds, various permits related to drilling operations, and operational reports. Such statutes, and the regulations promulgated in connection therewith, are generally intended to prevent waste and to protect the correlative rights of owners in a common reservoir to produce oil and gas from that reservoir. Certain state regulatory authorities also regulate the amount of oil and gas produced by assigning allowable rates of production to each well or proration unit, and those allowable rates may increase or decrease in accordance with supply and demand.

ENVIRONMENTAL REGULATION - The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations are often changed, and the scope of coverage enlarged. The current laws and regulations may require the acquisition of a permit before drilling commences, may prohibit drilling activities on certain lands lying within wilderness areas or where pollution arises, and may impose substantial liabilities for pollution resulting from drilling operations. Environmental regulations may cover many other areas of Venus's operations. Violation of environmental legislation and regulations may result in the imposition of fines and, in certain circumstances, the entry of an order for the abatement of the conditions or suspension of the activities giving rise to the violation. In certain cases, strict liability may be imposed by some of those laws, rules and regulations; i.e., liability without regard to negligence or fault. To date the Company has not been required to spend or to invest material sums for environmental compliance.

Venus's operations could result in liability for personal injuries, property damage, oil spills, discharge of hazardous substances, remediation and clean-up costs and other environmental damages. Venus could also be liable for environmental damages and assessments caused by previous owners. Any of these could be substantial liabilities that could have a material adverse effect on Venus's financial condition and results of operations. Venus maintains insurance coverage for its operations, including limited coverage for sudden environmental damages, but it does not believe that insurance coverage for environmental damages that occur over time is available at a reasonable cost. Also, there are significant gaps in the environmental insurance coverage that the Company does have, and the Company could incur substantial uninsured costs related to the applicable environmental laws and regulations.

Venus's activities are subject to the regulations promulgated by the Environmental Protection Agency ("EPA") under, among others, the Oil Pollution Act of 1990 ("OPA"), the Clean Water Act ("CWA"), the Comprehensive Environmental Response, Compensation and Liability Act and its amendments ("CERCLA" and "Superfund"), and the Clean Air Act and its amendments ("CAA"). Those activities are also potentially subject to state and local regulation.

Legislation is often proposed in the U.S. Congress to reclassify certain oil and gas production wastes as "hazardous wastes," which reclassification would make exploration and production wastes subject to much more stringent handling, disposal and clean-up requirements. State initiatives to further regulate the disposal of oil and gas wastes and naturally occurring radioactive materials are also pending in certain states, including Texas, and these various initiatives could have a similar impact on the Company.

CERCLA and the Superfund regulations impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances found at the site and persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. The Company is able to control directly the operation of only those wells with respect to which it acts as operator. Notwithstanding the Company's lack of control over wells operated by others for the benefit of the Company or others, the failure of the third-party operator to comply with applicable environmental regulations may, in certain circumstances, be attributed to the Company. The Company has no material commitments for capital expenditures to comply with existing environmental requirements.

OTHER GOVERNMENT REGULATIONS - The oil and gas industry is subject to extensive federal and state regulation governing the conduct of operations once production is established. Matters that are subject to federal or state control include permits to drill, the location of wells and limitations on production for conservation purposes. Moreover, the Company's operations may be affected from time to time in varying degrees by changes in federal and state laws and regulations. The regulations specifically mentioned and these generally described can increase Venus's cost of doing business and may affect the Company's profitability. Because such rules and regulations are frequently enacted, amended, expanded and reinterpreted, Venus is unable to predict the future cost or effect of complying with such laws and regulations.

BUSINESS RISKS AND INSURANCE - The oil and gas business carries a number of operating risks, and the exploration component of Venus's business has a disproportionate share of such risks. Some of those risks are fire, explosions, well blow-outs, pipe and pipeline failures, casing collapses, toxic gases, over-pressured formations and potential environmental damages that may arise from oil spills, gas leaks, pipe ruptures and discharges of toxic gases. Any of these events could result in substantial losses to Venus. It maintains insurance against some of these matters but not all of them. Furthermore, there is no assurance that the insurance carried against the covered items will be sufficient to cover all costs associated the covered event. The occurrence of a loss due to lack of or insufficient coverage could have a materially adverse effect on Venus and its financial condition. Furthermore, there is no assurance that the insurance currently maintained will continue to be available at all or at a price that Venus feels is reasonable.

DEPENDENCE ON KEY PERSONNEL - Venus is substantially dependent upon the services of its Chairman and Chief Executive Officer and of its President. Venus is also dependent upon the technical team for a large part of its business. The loss of the services of that team or either one of the key management employees could have a material adverse effect on Venus and its success.

SALES AND MAJOR CUSTOMERS

Venus's production is generally sold at the wellhead to various oil and natural gas purchasing companies, typically those that are in the areas where the oil or natural gas is produced. Crude oil and condensate are typically sold at prices that are based on posted field prices. Natural gas is generally sold month to month on the spot market. For example, in the month of December 1997, about 100% of natural gas production from wells operated by Venus was sold at the wellhead at spot market prices. The term "spot market" refers to contracts with a term of six months or less or contracts that call for a redetermination of sales prices every six months or more often. The Company believes that the loss of one or more of its current natural gas spot purchasers should not have a material adverse effect on the Company's business because any individual spot purchaser could be readily replaced by another spot purchaser who would pay a similar sales price. However, although the Company believes that there will be a spot market available, that market is highly sensitive to changes in current market prices, and a downward trend in spot market prices can have a significant impact on the Company's cash flow.

Three customers each accounted for approximately 10% or more of consolidated revenues in 1997. Those are Dow Hydrocarbons & Resources, Inc. (22%), Stephens & Johnson Operating Company (10%) and Flying J Oil & Gas,Inc. (10%). In 1996 three customers accounted for approximately 10% or more of consolidated revenues. Those are Stephens & Johnson Operating Company (31%), Scurlock Permian Corporation (17%), and Lantern Petroleum Corporation (10%).

OIL AND NATURAL GAS RESERVES

At December 31, 1997, third-party independent petroleum engineers evaluated properties representing approximately 88% of PV-10 Value, and Venus's in-house engineers evaluated the remaining reserves. The PV-10 Values shown in this Annual Report on Form 10-K are not intended to represent the current market value of the estimated net Proved Reserves of oil and natural gas owned by Venus. Neither prices nor costs have been escalated in the reserve estimates, but prices do include the effects of hedging contracts in place at that date.

The Company has not filed any estimate of oil or gas reserve information with any federal authority or agency other than the SEC. The following table summarizes the estimates of the Company's net Proved Reserves as of December 31, 1997.

--------------------------------------------------------------------------------------------------
                                                             PROVED RESERVES
                                                        (AS OF DECEMBER 31, 1997)
--------------------------------------------------------------------------------------------------
                                             PDP          PDNP          PUD           TOTAL
--------------------------------------------------------------------------------------------------
Oil and Condensate (Mbbls)                  459.00       213.00       305.00          977.00
--------------------------------------------------------------------------------------------------
Natural Gas (Bcf)                            4.11         1.58         0.80            6.49
--------------------------------------------------------------------------------------------------
Combined Equivalent BCF (Bcfe)               6.90         2.90         2.60           12.40
--------------------------------------------------------------------------------------------------
PV-10 Value (in thousands)                  $6,604       $3,193       $1,600         $11,397
--------------------------------------------------------------------------------------------------



                            PROVED RESERVES BY STATE
------------------------------------------------------------------------------------------------
    STATE         GROSS      OIL        GAS      TOTAL GAS      PERCENT OF    PV-10     PERCENT
                  WELLS     (MBBL)     (BCF)   EQUIV. (BCFE)   TOTAL (BCFE)   VALUE     OF PV-10
                                                                             ($1,000)    VALUE
------------------------------------------------------------------------------------------------
Texas               61       238       4.07        5.50          44.49%       5,766       50.6%
------------------------------------------------------------------------------------------------
Oklahoma            95       381       0.37        2.66          21.51%       2,536       13.3%
------------------------------------------------------------------------------------------------
Kansas               3        20       0.02        0.14           1.51%         187       22.2%
------------------------------------------------------------------------------------------------
Other(1)            19       336       0.41        2.42          19.60%       1,396        1.6%
------------------------------------------------------------------------------------------------
West Virginia       57         2       1.63        1.64          13.26%       1,512       12.3%
------------------------------------------------------------------------------------------------
TOTAL              235       977       6.50       12.36            100%      11,397        100%
------------------------------------------------------------------------------------------------

(1) Other states are Michigan, Alabama, Utah, Louisiana, Colorado and California.

The foregoing table represents an increase in value and an increase in amount of reserves as compared with December 31, 1996. See Note 12 of Notes to Consolidated Financial Statements (Supplementary Oil and Gas Disclosures) for further information.

The reserve data set forth herein present estimates only. In general, estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, all of which may vary considerably from actual results. All reserves are evaluated based on the assumption that all reported data are stated at standard temperature and pressure. If that assumption proves to be incorrect, there can be a substantial effect on estimated gas reserves. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. The Company, therefore, emphasizes that the actual production, revenues, severance and excise taxes, development and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances could be material.

Estimates with respect to Proved Reserves that may be developed and produced in the future are often based upon volumetric calculations and upon analogy to similar types of reserves rather than actual production history. Estimates based on these methods are generally less reliable than those based on actual production history. Subsequent evaluation of the same reserves based upon production history will result in variations in the initially estimated reserves, and those variations may be substantial.

In accordance with applicable requirements of the SEC, the estimated discounted future net revenues from estimated Proved Reserves are based on prices and costs as of the date of the estimate unless such prices or costs are contractually determined at such date. Actual future prices and costs may be materially higher or lower. Actual future net revenues also will be affected by factors such as actual production, supply and demand for oil and natural gas, curtailments or increases in consumption by natural gas purchasers, changes in governmental regulations or taxation and the impact of inflation on costs.

DRILLING ACTIVITY

The Company drilled 9 Development Wells and 10 Exploratory Wells during the three years ended December 31, 1997. The following table sets forth the Company's drilling activity over the last 3 years.

------------------------------------------------------------------------------------------------
                                        DEVELOPMENT WELLS
------------------------------------------------------------------------------------------------
                             GROSS WELLS                                NET WELLS
------------------------------------------------------------------------------------------------
    YEAR        PRODUCTIVE       DRY         TOTAL         PRODUCTIVE        DRY         TOTAL
------------------------------------------------------------------------------------------------
1995               2.00          --           2.00            0.20            --         0.20
------------------------------------------------------------------------------------------------
1996               2.00          --           2.00            0.40            --         0.40
------------------------------------------------------------------------------------------------
1997               5.00          --           5.00            2.90            --         2.90
------------------------------------------------------------------------------------------------
TOTALS             9.00          --           9.00            3.50            --         3.50
------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------
                                        EXPLORATORY WELLS
------------------------------------------------------------------------------------------------
                             GROSS WELLS                                NET WELLS
------------------------------------------------------------------------------------------------
    YEAR        PRODUCTIVE       DRY          TOTAL        PRODUCTIVE        DRY         TOTAL
------------------------------------------------------------------------------------------------
1995               1.00          3.00         4.00            0.01           0.13        0.14
------------------------------------------------------------------------------------------------
1996               2.00          0.00         2.00            0.10           0.00        0.10
------------------------------------------------------------------------------------------------
1997               3.00          1.00         4.00            2.00           0.30        2.30
------------------------------------------------------------------------------------------------
TOTALS             6.00          4.00         10.00           2.11           0.43        2.54
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
                                        PRODUCTIVE WELLS
                                    (AS OF DECEMBER 31, 1997)
------------------------------------------------------------------------------------------------
                                 GROSS WELLS                             NET WELLS
------------------------------------------------------------------------------------------------
      STATE            OIL          GAS          TOTAL         OIL           GAS         TOTAL
------------------------------------------------------------------------------------------------
Texas                  9.00        38.00         47.00         2.39         5.81         8.20
------------------------------------------------------------------------------------------------
Oklahoma              81.00        17.00         98.00         9.02         0.59         9.61
------------------------------------------------------------------------------------------------
Kansas                 1.00         0.00         1.00          0.50         0.00         0.50
------------------------------------------------------------------------------------------------
West Virginia          0.00        61.00         61.00         0.00        57.09        57.09
------------------------------------------------------------------------------------------------
Other(1)              14.00         6.00         20.00         3.13         1.06         4.19
------------------------------------------------------------------------------------------------
TOTALS               105.00       122.00        227.00        15.04        64.55        79.59
------------------------------------------------------------------------------------------------

(1)  Other states are Michigan, Alabama, Utah, Louisiana, Colorado and California.

        On December 31, 1997, three wells were being drilled. As of March 18, 1998, two of those wells were producing, and the third well was shut-in and waiting on a gas pipeline connection to be constructed before production could continue.

ACREAGE

The following table sets forth the Developed and Undeveloped Acreage of the Company as of December 31, 1997:

------------------------------------------------------------------------------------------------
                                DEVELOPED AND UNDEVELOPED ACREAGE
------------------------------------------------------------------------------------------------
                                 GROSS ACRES                         NET ACRES
------------------------------------------------------------------------------------------------
     STATE                DEVELOPED       UNDEVELOPED        DEVELOPED        UNDEVELOPED
------------------------------------------------------------------------------------------------
Oklahoma                   13,655              219               432               187
------------------------------------------------------------------------------------------------
Texas                        8031           15,380              1324              2764
------------------------------------------------------------------------------------------------
Utah                         4943                0              1536                 0
------------------------------------------------------------------------------------------------
West Virginia                2239                0              2042                 0
------------------------------------------------------------------------------------------------
Louisiana                     820              580                40               290
------------------------------------------------------------------------------------------------
Colorado                      478                0               478                 0
------------------------------------------------------------------------------------------------
Alabama                       400                0               136                 0
------------------------------------------------------------------------------------------------
California                    400                0                26                 0
------------------------------------------------------------------------------------------------
Kansas                        240             1840               120               880
------------------------------------------------------------------------------------------------
Michigan                      240                0               108                 0
------------------------------------------------------------------------------------------------
TOTALS                     31,446           18,019             6,234             4,121
------------------------------------------------------------------------------------------------


PRODUCTION

The following table summarizes the net oil and gas production, weighted average sales prices and average production (lifting) costs per unit of production for the Company for the periods indicated:

-------------------------------------------------------------------------------------------
                        UNITS OF PRODUCTION                  AVERAGE SALES PRICE
-------------------------------------------------------------------------------------------
 DECEMBER 31,           OIL            GAS          OIL         GAS    AVERAGE LIFTING COST
-------------------------------------------------------------------------------------------
                       (Mbls)         (Bcf)        $/Bbl       $/Mcf        $/Mcfe
-------------------------------------------------------------------------------------------
    1995                 34           0.176        16.17       1.43          1.27
-------------------------------------------------------------------------------------------
    1996                 23           0.069        18.80       2.55          1.39
-------------------------------------------------------------------------------------------
    1997                 81           0.410        17.72       2.44          1.08
-------------------------------------------------------------------------------------------

PRODUCTS AND MARKETS

Oil and natural gas are the principal products currently produced by Venus. Venus does not refine or process the oil or natural gas that it produces. Venus sells the oil it produces under short-term contracts at market prices for the areas in which the producing properties are located, generally at FOB field prices posted by the principal purchaser of oil in the area. Venus sells the natural gas produced from its properties under short-term contracts to entities that have pipelines in the vicinity of the production or that will build short gathering lines to such properties. In some instances, Venus will own the gathering line. Typically, the contracts for natural gas sales are for terms less than six months. Venus Development, Inc., a wholly-owned subsidiary of the Company, uses financial hedging instruments to manage its exposure to fluctuations in commodity prices.

REGULATION AND ENVIRONMENTAL MATTERS

See "-Risk Factors -Regulation of Production," "-Environmental Regulation" and "-Other Governmental Regulations" for a discussion of various laws and regulations that affect the Company and its business.

EMPLOYEES

As of March 18, 1998, the Company had 26 employees. In the middle of 1997 the Company outsourced accounting functions to professional oil and gas accounting services firms and well tending to professional contractors.

EXECUTIVE OFFICERS OF VENUS EXPLORATION, INC.

At March 1, 1998, the executive officers of the Company were Eugene L. Ames, Jr., John Y. Ames, James E. Gayle, Eugene L. Ames III, and Patrick A. Garcia.

Eugene L. Ames, Jr., age 64, became Chairman, Chief Executive Officer and a director of the Company following the Acquisition. He has been in the oil and gas business since 1954 and has been associated with New Venus and its predecessor entities since 1962 and chief executive officer of those predecessor entities since 1991. Ames received a B.S. degree in Geology from the University of Texas at Austin in 1955. He served as Chairman of the Independent Petroleum Association of America from 1991 to 1993 and currently serves as a member of the management committee of the American Petroleum Institute.

John Y. Ames, age 42, became President, Chief Operating Officer and a director of the Company following the Acquisition. He is a graduate of the University of Texas at Austin with a BBA degree in Petroleum Land Management. He had eight years of experience in the energy business before becoming associated with New Venus and its predecessor entities as a Vice President in 1984. He became Executive Vice President of those predecessor entities in 1995 and President and Chief Operating Officer in 1996.

James E. Gayle, age 48, Executive Vice President, was elected as a director and as chief executive officer of XPLOR Corporation in June 1994, Chairman effective July 1994 and President effective September 1994. He manages the Company's Houston office. Since 1979, he has been Chairman, President and sole stockholder of HGX Energy Corporation which provides market and contract consulting services to independent oil and gas exploration and production companies, natural gas pipeline companies and local distribution companies. Prior to Mr. Gayle's election as an officer and director of the Company, HGX was acting as a consultant to the Company since October 1993.

Eugene L. Ames, III, age 38, became Vice President-Exploration following the Acquisition. He held similar positions with the Venus predecessor entities since 1991. He is a graduate of Trinity University with BS degrees in both Geology and Business Administration. He has 12 years of experience in operations and petroleum exploration.

Patrick A. Garcia, age 41, became Treasurer of the Company following the Acquisition and was appointed as Chief Financial Officer in June of 1997. He held similar positions with the Venus predecessor entities since 1980. He is a graduate of Texas A&M University with a BBA degree in Accounting. He worked with Peat, Marwick, Mitchell & Company for 3 years before becoming associated with New Venus and its predecessor entities in 1980.

DEFINITIONS OF CERTAIN OIL AND GAS TERMS

The terms defined in this section are used throughout this Annual Report on Form 10-K.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Bcf. One billion cubic feet of natural gas and related compounds at standard conditions.

Bcfe. Equivalent of one billion cubic feet of natural gas. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Btu. One British thermal unit. The quantity of heat required to raise the temperature of one pound of water one degree Fahrenheit at standard conditions.

Completion. The installation of permanent equipment for the production of oil or gas, or, in the case of a dry hole, the reporting of abandonment to the appropriate authority.

Developed Acreage. The number of acres that are allocated or assignable to producing wells or wells capable of production.

Development Well. A well drilled or to be drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

Dry Hole or Dry Well. A well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as a producing oil or gas well.

Exploitation. The process whereby the value of a property is attempted to be increased by working over existing wells, by making new completions in existing wells and by conducting other similar operations intended to increase production from existing wells in a developed area.

Exploratory Well. A well drilled to find and to produce oil or gas in an unproved area, to find a new reservoir in a field previously found to be productive of oil or gas in another reservoir, or to extend a known reservoir beyond the currently expected limits of the known reservoir. These wells involve a high degree of risk, given the unknown nature of the horizons being tested.

Gross Acres or Gross Wells. The total acres or wells, as the case may be, in which a working interest is owned.

LIBOR. A rate per annum at which deposits in U.S. Dollars in immediately available and freely transferable funds would be offered in the London Interbank Eurodollar market.

Mbbl.  One thousand barrels of crude oil or other liquid hydrocarbons.

Mmbtu.  One million Btu's.

Mcf. One thousand cubic feet of natural gas and related compounds at standard conditions.

Mcfe. The equivalent of one thousand cubic feet of natural gas. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Mmcfe. The equivalent of one million cubic feet of natural gas. In reference to natural gas, natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

Net Acres or Net Wells. The sum of the fractional Working Interests owned in Gross Acres or Gross Wells.

Production Cost. Also referred to as lifting cost, the cost of operation and maintenance of wells, related equipment and facilities that are expensed as incurred as a part of the cost of oil and gas produced; e.g., labor to operate the wells and facilities, repair and maintenance expenses, materials and supplies consumed, taxes and insurance on property, and severance taxes.

PV-10 Value, or Present Value of Estimated Future Net Revenues. The present value of estimated future net revenues as of a specified date, after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream and should not be construed as being the fair market value of the properties. Estimates have been made using constant oil and natural gas prices and operating costs at the specified date.

Productive Well. A well that is producing oil or gas or that is capable of production.

Prospect. An area that has been interpreted to be prospective for commercial hydrocarbon accumulation based on seismic evaluations; leases may or may not have been acquired in the area of the Prospect.

Prospect Lead. An area that preliminary evaluations suggest may be prospective for commercial hydrocarbon accumulation; usually no seismic studies will have been conducted on such an area, nor will have any leases been acquired in it.

Proved Developed Producing Reserves, or PDP. Proved Reserves to be produced by existing wells from completion intervals open to production.

Proved Developed Reserves. Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

Proved Developed Non-Producing Reserves, or PDNP. Proved Reserves to be produced from existing wells but that are now behind the casing or at minor depths below the bottom of the hole. The cost of opening up such reserves are expected to be relatively minor.

Proved Reserves. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

Proved Undeveloped Reserves, or PUD. Proved Reserves that are under undeveloped spacing units that are so close and so related to developed spacing units that they may be assumed with confidence to become commercially productive when drilled.

Royalty Interest. An interest in an oil and gas property entitling the owner to a share of the oil and gas produced, free of costs of production.

Seismic Data. Geophysical information collected by transmitting sound waves into the earth from a transmitter, or source, and measuring, with appropriate receivers, the time of the sound waves' arrival and their intensity when they are reflected or refracted back to the surface.

2-D seismic data is collected along a surface line of sources and receivers, giving a section representing a slice through the earth.

3-D seismic data is collected by distributing sources and receivers over an area, yielding a volume of information representing the 3-dimensional section of earth beneath the area being studied. The improved imaging of 3-D data makes it the preferred advanced technological method of attempting to determine the location, extent and properties of hydrocarbon accumulations.

Undeveloped Acreage. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas regardless of whether such acreage contains Proved Reserves.

Working Interest, or WI. The cost-bearing operating interest that gives the owner the right to drill, to produce and to conduct operating activities on the property and to share a proportionate part of production.

ITEM 2.  PROPERTIES

TITLE TO PROPERTIES

Substantially all of Venus's properties are Working Interests derived from oil and gas leases on property owned by third parties. Very little of its property is mineral or fee ownership. Venus usually performs title research before acquiring leases or interests in leases, and it believes that it has satisfactory title to its producing properties. The degree of research varies depending on the value initially assessed to the property, whether the property is producing at the time of acquisition, and other factors. The properties are usually subject to the rights of lessors to be paid a Royalty Interest out of production. They are also often subject to overriding royalties and other burdens, none of which the Company believes to be a material burden on the value of the Company's interest. Substantially all of the Company's properties are and will continue to be subject to liens and mortgages to secure borrowings under its credit facilities.

Substantially all of the properties owned by Venus are subject to exploration or development agreements with third parties. The exploration and development agreements are subject to "Area of Mutual Interest," or "AMI," provisions that give the third party participants certain limited rights of first refusal on interests acquired within the AMI. If the third party elects not to acquire such interest, Venus usually will have the right to acquire the third party's proportionate part of the interest. Once interests are acquired, the parties to the agreements usually also have an election before a well is drilled. If a party elects not to drill, Venus usually has the right to acquire certain interests from the non-drilling party, but depending upon the size of the interest and the cost of the proposed well, Venus may or may not elect to acquire that interest. In several of the exploration and development projects in which Venus is involved, the election not to participate or not to drill by a third party owner of a large part of the project could materially affect the value of Venus's interest in that project.

In May of 1997, the Company's executive and operating offices were relocated to San Antonio, Texas, where it occupies premises of approximately 12,570 useable square feet pursuant to a lease that expires on December 31, 2002. It also maintains an office in Houston, Texas. The Houston office was formerly the Company's principal executive office, and its address is 16800 Greenspoint Park Drive, Suite 300 South, Houston, Texas 77060. That lease terminates on July 31, 1998. The Company's annual rental expense is approximately $257,000. The lease of the San Antonio office space provides for increased rents at stated amounts and intervals and an adjustment for variations in utility costs.

See "Item 1 - BUSINESS" for additional information concerning the Company's oil and gas properties.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party in a number of lawsuits arising in the ordinary course of business. In the opinion of management, final judgments or settlements, if any, that may be awarded or entered into in connection with any one or more of these suits would not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders (in lieu of the Annual Meeting) of the Company was held on October 28, 1997, for the following purposes:

        (i) To elect seven directors to serve until the next Annual Meeting of Stockholders;

        (ii) To ratify the appointment of KPMG Peat Marwick LLP as independent auditors of the Company to serve for the fiscal year ending December 31, 1997;

        (iii) To approve an amendment to the Certificate of Incorporation to increase the number of authorized shares of Common Stock to 30,000,000 shares and to increase the number of authorized shares of Preferred Stock to 5,000,000 shares; and

        (iv)    To approve the 1997 Incentive Plan.

All the matters were approved by the vote of the stockholders of the Company, and the results are tabulated below:

----------------------------------------------------------------------------------------
                                                 FOR           AGAINST          ABSTAIN
----------------------------------------------------------------------------------------
(i)      Election of Directors
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------
         E.L. Ames, Jr.                       6,711,334         2,227                 0
----------------------------------------------------------------------------------------
         John Y. Ames                         6,713,562             0                 0
----------------------------------------------------------------------------------------
         Martin A. Bell                       6,713,562             0                 0
----------------------------------------------------------------------------------------
         J. Morton Davis                      6,713,562             0                 0
----------------------------------------------------------------------------------------
         James W. Gorman                      6,711,710         1,852                 0
----------------------------------------------------------------------------------------
         Jere W. McKenny                      6,711,710         1,852                 0
----------------------------------------------------------------------------------------
         John H. Pinkerton                    6,711,710         1,852                 0
----------------------------------------------------------------------------------------
(ii)     Ratification of KPMG                 6,708,975         2,352             2,234
----------------------------------------------------------------------------------------
(iii)    Amendment to Certificate             6,702,438         8,198             2,925
----------------------------------------------------------------------------------------
(iv)     1997 Incentive Plan                  6,700,706        11,814             1,040
----------------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock is traded on the NASDAQ SmallCap Stock Market(TM) under the symbol "VENX." The following table sets forth the range of high and low closing bid prices for each quarterly period during the two most recent fiscal years as reported by the NASDAQ SmallCap Stock Market(TM). All SmallCap quotations represent inter-dealer quotations, without retail mark-up, mark-down or commission and may not represent actual transactions.

                ----------------------------------------------
                    1997(1)           HIGH            LOW
                ----------------------------------------------

                First Quarter        $6 1/4          $2 1/8
                ----------------------------------------------
                Second Quarter        5 1/2           3 7/8
                ----------------------------------------------
                Third Quarter         5 5/8           3
                ----------------------------------------------
                Fourth Quarter        5               3 1/2
                ----------------------------------------------
                    1996(1)           HIGH            LOW
                ----------------------------------------------
                First Quarter        $2 1/4          $1 5/8
                ----------------------------------------------
                Second Quarter        3 3/8           1 7/8
                ----------------------------------------------
                Third Quarter         3               2 1/8
                ----------------------------------------------
                Fourth Quarter        2 7/8           1 3/4
                ----------------------------------------------

                (1) Stock prices shown for dates prior to May 21, 1997, are attributable to Xplor Corporation (NASDAQ SmallCap Stock Market(TM):XPLR), and its financial history is not contained in this Annual Report on Form 10-K. Therefore, comparisons of the stock price history with other historical financial data shown herein for the period before May 21, 1997, would be misleading.

On March 18, 1998, the closing bid price for the Company's Common Stock was $3 5/8 per share.

The Company had 922 stockholders of record as of March 18, 1998. The Company has not paid dividends since January 1991 and has no present intention to resume payment of dividends. It presently intends to reinvest its net revenues in its ongoing business.

The Company entered into a Second Amended and Restated Loan Agreement dated December 19, 1997. Under the loan agreement, the Company is not permitted to declare or to pay any dividend on any of its shares or to make any distribution to its stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth for the period indicated selected historical financial data for the Company. The selected historical financial data as of and for each of the years in the four-year period ended December 31, 1997, have been derived from the audited historical financial statements of the Company. The Company acquired significant producing oil and gas properties in all the periods presented. Selected data as of and for the year ended December 31, 1993, has been derived from unaudited financial statements of the Company, but in the opinion of management, such statements contain all adjustments necessary for the fair presentation in accordance with generally accepted accounting principles. Those acquisitions affect the comparability of the historical financial and operating data for the periods presented. The information below should be read in conjunction with Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Historical Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K, including the reference to reverse acquisition accounting treatment given to the Acquisition.

--------------------------------------------------------------------------------------------------
                             SELECTED FINANCIAL DATA

           AS OF AND FOR THE FIVE-YEAR PERIOD ENDED DECEMBER 31, 1997

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
--------------------------------------------------------------------------------------------------
                                     1997          1996         1995       1994        1993
                                                                                    (UNAUDITED)
--------------------------------------------------------------------------------------------------
Total revenues                      $2,476         $543         $798       $841       $1,149
--------------------------------------------------------------------------------------------------
Dividends paid                         --            35           72         20          --
--------------------------------------------------------------------------------------------------
Net income (loss)                   (4,168)      (2,007)        (696)        337        (848)
--------------------------------------------------------------------------------------------------
Net income (loss) per common
share                                 (.57)        (.60)          (1)        (1)          (1)
--------------------------------------------------------------------------------------------------
Long term debt                       2,005          --           --          72          206
--------------------------------------------------------------------------------------------------
Other long-term liabilities             27          --           --         --           --
--------------------------------------------------------------------------------------------------
Convertible redeemable                 --     4,955,000          --         --           --
preference shares
--------------------------------------------------------------------------------------------------
Total assets                        12,862        4,343        3,031      5,939        6,169
--------------------------------------------------------------------------------------------------

(1)  The Company's predecessor was a privately-held S Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K (particularly this Item 7) contains statements that are considered "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995. As discussed in Item 1 - "BUSINESS" under "-Forward-Looking Statements" and "-Risk Factors," actual results may differ materially from those contemplated by those forward-looking statements.

GENERAL

In 1997, the Company went through a major transformation as a result of the Acquisition discussed in Item 1 "BUSINESS" above. Legally, Xplor Corporation acquired the assets of New Venus. However, accounting principles require that this transaction be treated as a reverse acquisition of the Company by New Venus. After the transaction, the Company's name was changed from Xplor Corporation to Venus Exploration, Inc. Under the reverse acquisition accounting principles, the results of operations and financial information for prior years shown in this report are those of the predecessor Venus entities, not Xplor Corporation. Moreover, operational data shown herein for periods prior to May 21, 1997; e.g., production information, reflect the operations of New Venus and its predecessors. Accordingly, comparison of information in this report with prior Xplor Corporation corporate reports previously filed under the Security Exchange Act of 1934 is not an appropriate performance measure.

The oil and gas reserves added by the Acquisition, plus the completion of new wells drilled in the Company's 1997 drilling program, increased Venus' Proved oil and gas Reserves, net of 1997 production and revisions of previous estimates, by over 300% from 2.8 Bcfe on December 31, 1996, to 12.4 Bcfe on December 31, 1997.

In 1997, the production obtained and the revisions of previous estimates of reserves that were incurred together resulted in a reduction of reserves of approximately 1 Bcfe, so the gross increase in Proved Reserves was 10.6 Bcfe. Of that gross increase in Proved Reserves, 69%, or 7.3 Bcfe, is attributable to the Acquisition transaction, and 31%, or 3.3 Bcfe, to the Company's 1997 exploration and development program. Of the 3.3 Bcfe Proved Reserves increase from the drilling and exploration programs in 1997, 29.8%, or 1 Bcfe, was comprised of Proved Undeveloped Reserves in the Constitution Field, Jefferson County, Texas, and 24.4%, or 0.8 Bcfe, was comprised of Proved Developed and Proved Undeveloped Reserves in the Allen Field, Seminole County, Oklahoma. The balance of the Company's Proved Reserve growth was through extensions, discoveries and additions in other fields, including the Shanghai Field, Wharton County, Texas, and the Vidor - South Field, Orange County, Texas.

The Company's 1997 drilling program resulted in the drilling of 15 wells during 1997 and the first quarter of 1998. Five of the 15 wells drilled were Exploratory Wells, and 10 were Development Wells. Twelve of the 15 wells have been completed as oil and gas wells, one well was completed as a non-commercial oil well, and as of March 20, 1998, two wells were in the process of being completed. Six of the 15 wells drilled by the 1997 drilling program were producing revenue in December 1997; as of the end of March 1998, 10 are expected to be producing revenue.

Management's business plan for its 1998 program provides for capital expenditures of approximately $7 million for exploration and development drilling and land and 3-D seismic acquisition. Approximately $1 million of this amount ($7 million) is expected to be financed under the Stratum Facility described below, leaving approximately $6 million to be financed by other sources of corporate finance as discussed below. The number of wells proposed to be drilled under management's 1998 program is 9 Exploratory and 11 Development Wells. The cost of 3-D Seismic acquisition included in the 1998 plan is estimated at $750,000. The Company may elect to reduce its interests, through sales, farmouts or other transactions, in certain wells or seismic projects or to include those wells or projects in a joint venture with industry participants, in which event the Company's capital investment and upside potential would be lower. The actual timing of the drilling of the wells is dependent upon may unpredictable factors, and in all likelihood the 1998 drilling program will not be completed until 1999.

The number of wells that were drilled in 1997 and that are currently being operated required a large increase in Venus's operations, accounting and administrative staff. However, Venus believes that the current staff levels can manage the new wells in the 1998 drilling program at a lower marginal cost than experienced in 1997.

The Company's general and administrative expense increased significantly from 1995 to 1997. This increase is due primarily to two factors; i.e., significantly expanded exploration activities and various corporate restructurings during 1996 and 1997. The corporate restructurings included (i) the incorporation of a United Kingdom public limited company, (ii) the repatriation of the United Kingdom company, and (iii) the Acquisition. All contributed to the significant increase in both 1996 and 1997 of the Company's general and administrative costs.

Venus uses the successful efforts method of accounting of its oil and gas activities. It capitalizes the costs to acquire mineral interests in oil and gas properties, to drill and to equip Exploratory Wells that result in Proved Reserves, and to drill and to equip Development Wells. It expenses the costs to drill Exploratory Wells that do not result in Proved Reserves, costs of geological, geophysical and seismic data and analysis, and the costs of carrying and retaining unproved properties. Capitalized costs of producing oil and gas properties, after considering estimated abandonment costs and estimated salvage values, are depreciated and depleted using the unit-of-production method. Unproved oil and gas properties that are individually significant are periodically reviewed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.

The Acquisition and the corporate restructuring in 1996 affected the reported financial results in various ways. The historical financial statements of the Company are that of a predecessor entity for all of 1995 and the first six months of 1996. On July 1, 1996, that predecessor entity transferred most but not all of its interest in the oil and gas properties to another predecessor entity of the Company. Comparisons of revenues and expenses between 1997 and 1996 are affected by the inclusion in the first half of 1996 of the revenues and expenses attributable to oil and gas properties and other assets and liabilities that were, for accounting purposes, deemed distributed on July 1, 1996. Likewise, comparisons of 1996 results with 1995 results are affected because 1995 contains 12 months of activity attributable to the assets and liabilities deemed distributed as of July 1, 1996, while 1996 contains six months of activity.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996 -

The Company experienced a net loss of $4.2 million for 1997 versus a net loss of $2.0 million for 1996. The Company reported impairment losses in 1997 and 1996 of $1.1 million and $1 million, respectively. General and administrative cost increased by $1,549,223, or over 100%.

Oil and gas production was 896 Mmcfe in 1997 compared to 207 Mmcfe in 1996, an increase of over 300%. Of the 689 Mmcfe increase, approximately 285 Mmcfe was due to successful drilling activities. The remainder, 404 Mmcfe, was due to production from the properties acquired from Xplor and Lomak. Average oil prices declined from $18.80 per barrel in 1996 to $17.72 in 1997, a 6% decrease. Average natural gas prices declined from $2.55 per Mcf to $2.44, a 4% decrease. Despite the decrease in average product prices, oil and gas revenue of $2.5 million for 1997 increased by $2.0 million over 1996 revenue of $0.5 million, primarily due to successful drilling and the Acquisition.

Oil and gas production costs in 1997 were $963,822 ($1.08 per Mcfe) compared with $286,030 in 1996 ($1.38 per Mcfe). This decrease is due mainly to the lower operating cost of new properties acquired through successful drilling and the Acquisition. The 1997 production or lifting cost as a percentage of oil and gas sales decreased to 39%, compared with 53% in 1996.

During 1997 the Company booked impairment expense of $1.1 million as compared to the $1.0 million recorded in 1996. The impairment expenses for both 1997 and 1996 relate primarily to the cost, initially capitalized, of acquiring and drilling Exploratory and Development Wells that were completed but that failed to establish enough reserve value to justify their carrying value. In such cases an impairment is recognized to reduce the capitalized cost to the estimated fair market value of each well, which valuation is on a field by field basis. Costs of Exploratory Wells that are not completed, but are plugged and abandoned, are charged directly to dry hole expense.

The exploration expense, including geological, geophysical and seismic data acquisition and analysis and dry hole expenses, was $504,983 in 1997, compared to $116,905 in 1996. The increase is due mainly to the Company's drilling of one Exploratory Well dry hole during the year and increased activity in exploration joint ventures operated by the Company that resulted in an increase in geological and geophysical costs.

During 1997, general and administrative expense of $2,923,764 increased $1,549,223 from $1,374,541 in 1996. This increase was primarily due to the significant increase in exploration activity and the Acquisition. The 1997 exploration activities led to the creation of 12 new employee positions and the increased use of third-party engineering services and other professional consultants. The 1997 amount also includes $252,002 of non-cash compensation expense related to stock options granted to directors and costs in connection with the corporate restructuring.

The Company's 1997 interest income of $77,658 increased by $22,230 over 1996 due primarily to interest received from the investment of cash acquired in the Acquisition.

Interest expense was $203,213 in 1997, compared to $10,331 in 1996. The $192,882 increase is primarily due to increased borrowings by Venus Development, Inc. Approximately $81,535 of the interest expense reported by Venus Development, Inc., represents amortization of deferred financing cost, not a current or future cash expense. The average balances of interest-bearing debt was $1,030,000 in 1997, compared to $70,000 in 1996.

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995 -

The Company reported a net loss of $2.0 million for 1996 versus a net loss of $0.7 million for 1995. The Company reported impairment expense of $1 million in 1996 and none in 1995. General and administrative expense increased by $0.63 million.

Oil and gas production was 207 Mmcfe in 1996 compared to 380 Mmcfe in 1995, a decrease of over 45%. Accordingly, revenues decreased from $0.8 million for 1995 to $0.5 million in 1996, a decrease of $0.3 million, or 38%. Production in 1995 and related revenues include revenue from properties that were sold in early 1996 as well as from properties that were deemed distributed to shareholders effective July 1, 1996. As a result, these properties reported twelve months production and related revenue in 1995 but only six months in 1996. The decline in revenue was lower than the decline in production because of the increase in average prices. Average oil prices increased from $16.17 per barrel in 1995 to $18.80 in 1996, a 16% increase. Average natural gas prices increased from $1.43 per Mcf in 1995 to $2.55 in 1996, a 78% increase. The 1996 depletion rate of 14% as a percentage of sales is comparable to 1995's rate of 16%.

Oil and gas production costs in 1996 were $286,030 ($1.38 per Mcfe) compared with $479,950 in 1995 ($1.26 per Mcfe). The decrease in total cost was due to the properties retained by the predecessor entity and properties sold in early 1996. The costs for 1995 include 12 months of operations for these wells, while 1996 reflects operations for six months for the wells retained by the predecessor entity and one to three months operations for the properties sold during the first half of 1996. Production cost per Mcfe increased due mainly to costs incurred on the Company's Oklahoma wells to improve production and operating efficiencies. The 1996 lifting cost of oil and gas sales of 53% relative to sales decreased by 13% from the prior year's cost of 61% relative to sales. Increased average product prices contributed to the decrease in cost as a percent of sales.

Exploration (including geological, geophysical and seismic data and analysis and dry hole costs) expense was $116,905 in 1996 compared to $532,222 in 1995, a $415,317 decrease from 1995. The amount for 1995 includes dry hole costs of $264,000. There was no dry hole expense in 1996. The most significant component of the balance of the remaining $151,000 decrease is the result of the Company selling part of its participation in an exploration joint venture to a new participant. This reduced the Company's share of the allocated geological, geophysical, seismic and other venture expenses.

During 1996, general and administrative expense of $1,374,541 increased $628,698 from $745,843 in 1995. This increase was primarily due to an increase in overhead to support increased exploration activity and overhead costs related to corporate restructuring that resulted in an increased use of consultants, such as attorneys, accountants and engineers. The general and administrative expense for 1996 also includes $283,430 of compensation expense related to stock options granted new non-employee directors.

The Company's 1996 interest income of $55,428 decreased by $17,510 over 1995 because for twelve months in 1995, but only six months in 1996, the Company had notes receivable from certain shareholders. These notes, which totaled $480,685 at December 31, 1995, were retained by the predecessor entity and for accounting purposes treated as distributed to shareholders on July 1, 1996. As a result, interest income for 1996 reflects six months of interest from these notes while 1995 reflects twelve months.

Interest and other expenses were $10,331 in 1996, compared to $27,041 in 1995. The $16,710 decrease was primarily due to a $17,051 worthless inventory write down. Interest expense in 1996 was $341 higher than in 1995. The average balances of interest-bearing debt were $70,000 in 1996, compared to $131,000 in 1995. The interest-bearing debt outstanding in 1996 consisted of bank debt that was subject to a much higher interest rate than the interest-bearing debt outstanding during 1995, which consisted of notes payable to former shareholders.

ACCOUNTING POLICIES

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that the Company currently does not have items that would require presentation in a separate statement of comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company is currently evaluating the impact that SFAS 131 will have on its financial statement disclosures.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

At December 31, 1997, the Company had a working capital deficit of $768,939 compared with working capital of $700,275 at December 31, 1996, a decrease of $1,469,214. The ratio of current assets to current liabilities at December 31, 1997, was .80 to 1 compared with 1.5 to 1 at December 31, 1996.

Net cash used in operating activities during 1997 was $1,276,042, whereas $406,433 was used during 1996. Cash and equivalents decreased by $621,481 principally due to capital expenditures related to exploration and development and the cost of administrative services required to support the increased exploration activities and corporate restructurings. The increase of $1,478,229 in accounts receivable was primarily the result of the timing of revenue receipts and joint interest receivables. The increase in current liabilities of $2,406,027 is attributable to the increased level of drilling conducted by the Company in 1997 and higher revenue payables to nonoperating interest owners as a result of the increasing number of operated properties.

CAPITAL RESOURCES

To fund its business activities, Venus had previously relied on bank financing, cash flow from operations, sales of properties and joint ventures with industry participants. In 1996, the decision was made to sell equity interests and to use limited recourse financing under a credit facility with Stratum Group Energy Partners, LP. In 1997, a more conventional line of credit facility was set up with Wells Fargo Bank (Texas), N.A. In the future, Venus intends to finance its drilling plans and other operations with cash flow from operations, borrowings from the two credit facilities, sales of non-strategic properties, and public and private equity sales.

The prices paid to Venus and other producers in the first three months of 1998 have been considerably below the average price received in 1997. That diminished revenue could have a material effect on the number of wells drilled by the Company in 1998. Cash flow from existing properties will not fund management's 1998 drilling plan; therefore, the number of wells drilled by the Company will depend on a number of external factors, the most important of which is the availability to the Company of debt and equity capital in public and private capital markets. In addition, if Venus is unable to generate sufficient cash flow from operations to service its debt, it may be required to refinance all or some of its debt, to sell certain assets or to obtain additional debt or equity financing. There is no assurance that any such additional funding will be available. Any major property acquisitions are also dependent upon receiving adequate financing to fund the purchase; therefore, any such transaction will be subject to the same factors.

While Venus regularly evaluates and discusses possible acquisitions, it has no present agreements or commitments with regard to any specific such acquisition. Any acquisition outside of current exploration and development programs would require additional financing and would be dependent upon financing options available at that time.

Venus has been successful in the highly capital-intensive oil and gas exploration business. The capital resources and liquidity needed to run the business over the last several years have been provided in large part from two main sources: Cash sales of properties that were the result of Venus's past exploratory successes and debt and equity financing. There is no assurance that such sources of capital will be available in the future.

The successes of 1996 and 1997 provide a cash flow stream that is dependent upon the various factors that generally affect the domestic oil and gas markets; e.g., price, government regulation and normal oil and gas operational events. Of course, the current trend of lower oil and gas prices has a negative effect on cash flow from current production, the lines of credit that are supported by reserve value, and the availability of the new capital resources needed to explore and develop the extensive portfolio of projects and prospects that Venus has under study. Increases in the lines of credit are directly dependent upon continued successes in drilling productive wells and the prices paid for oil and natural gas production at any given time. Indirectly, those continued successes would help in any efforts to raise additional capital resources.

STRATUM FACILITY

Effective October 8, 1996, Venus entered into a credit facility (the "Stratum Facility") with Stratum Energy Group Partners, L.P. ("Stratum"). The Stratum Facility provides a term loan with a maximum limit of $20 million. The line of credit limit varies with the value of the borrowing base, which is based on the value of the properties subject to the underlying deed of trust. The lender's only recourse is against Venus Development, Inc. ("Venus Development"), a wholly-owned subsidiary of Venus Exploration, Inc., and the properties securing the Stratum Facility. The final drawdown can be made no later than October 8, 1998, and its maximum term is 7 years. The right of Venus Development to draw on the line of credit is subject to numerous collateral tests. The interest rate charged on outstanding advances is floating prime plus 1%. Prepayment is not allowed until the earlier of (i) when the full line has been drawn down, or (ii) October 8, 1999.

As a part of the Stratum Facility, Stratum was granted an overriding royalty interest equal to 5% of Venus Development's net revenue interest in the properties subject to the Stratum deed of trust. Stratum can convert its overriding royalty interest into Venus Common Stock at $3/share, with the present value of the overriding royalty interest being determined based on a 15% discount rate. Stratum also has certain restricted warrants that become exercisable after Venus conducts its next public offering, and the price per share pursuant to those warrants is 125% of the public offering price. The conversion rights and the warrants are exercisable only against a pool of Venus Exploration Common Stock (the "Conversion Share Pool") that are owned by the shareholders of the former Venus entity that was a party to the Acquisition. (The Conversion Share Pool contains 589,882 shares of Venus Exploration common stock, and those shares are held in an escrow account maintained by the Frost National Bank.) In the event that Stratum exercises its conversion rights or warrants, no new shares of the Company's Common Stock would be issued to satisfy those rights or warrants.

HEDGING ACTIVITIES

On certain properties, Venus uses commodity derivative contracts to protect and to ensure cash flow levels. Those properties currently are limited to those that are owned by Venus Development and that are subject to the financing facility provided by Stratum. The Stratum Facility requires that those hedges be used, in part, because it is arranged in such a way that the lender has no recourse against the assets of the parent that are not owned by Venus Development. On December 2, 1996, Venus Development entered into a financial swap, whereby the counterparty agrees to pay Venus Development the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) if the floating price falls below the negotiated fixed price of $2.0497 per mmbtu for natural gas or $19.045 per barrel for oil, respectively. Should the floating price exceed the fixed price for natural gas or oil, the Company is required to remit the difference to the counterparty. As of December 31, 1997, quantities hedged are 81,996 Mmbtu's of natural gas and 28,656 barrels of oil. This financial swap agreement expires December 31, 2001. As of December 31, 1997, the estimated fair value of the Company's swap positions was a net receivable of approximately $34,000 based upon an estimate of what the Company would receive if the contracts were liquidated. The net effect of Venus's commodity derivative contracts reduced oil and gas revenues by $41,604 and $1,719 in the years ended December 31, 1997 and 1996. There were no hedges in place in 1995.

WELLS FARGO FACILITY

Effective December 19, 1997, the Company entered into a revolving line of credit facility (the "Wells Fargo Facility") with Wells Fargo Bank (Texas), N.A. ("Wells Fargo"). The Wells Fargo Facility is a $50 million revolving line of credit subject to a borrowing base supported by the value of the mortgaged oil and gas reserves on which Wells Fargo has a first lien. Those reserves include substantially all of the assets of the Company other than those that are owned by Venus Development. Draws may be made as either prime rate advances or LIBOR advances. The borrowing base as of March 18, 1998, was $5,250,000, of which $2,053,270 had been drawn at that date. The Facility terminates on June 30, 2000.

Prime rate advances accrue interest at the floating "Prime Rate" quoted by Wells Fargo. LIBOR advances accrue interest at LIBOR plus 1.75%. The LIBOR rate also is increased to cover any bank reserve costs, and if there is any increase in the administration costs of the LIBOR advances due to changes in the law, Wells Fargo can assess additional charges to cover those additional costs. The advances received by Venus as of December 31, 1997, and as of March 18, 1998, were prime rate advances, and the interest rate was 8,5% per annum on both such dates. Fees payable by Venus under the agreement include a borrowing base determination fee ($2,500 for each regular redetermination), a facility fee (3/8% of any increase in the borrowing base), and a commitment fee (a quarterly payment based on a charge of 3/8% per annum on the average unused borrowing base for each day during the preceding calendar quarter).

Negative restrictions imposed upon Venus by the Wells Fargo agreement include Venus's agreement to: not declare a dividend; not enter into any hedging agreement covering more than 90% of Venus's projected monthly production or for periods beyond the current calendar year; not amend the Stratum agreements; not advance Venus Development more than $20,000 per year; not allow gas balancing, take-or-pay contracts or other similar situations to exist to the extent that Venus would not be entitled to receive the full value of delivered production; not merge or consolidate with anyone else unless Venus is the survivor; not change its control or management; and not allow other liens to be placed on Venus's properties.

In order to use the Wells Fargo Facility, Venus must maintain Wells Fargo's first lien on the properties subject to the deed of trust and other usual covenants. Venus must maintain a 1:1 ratio of (a) the sum of all of its current assets and the unused amount of the borrowing base, to (b) all of its accounts payable and other current liabilities. At December 31, 1997, the Company was not in compliance with the tangible net worth requirement. The Company obtained a waiver from the lender as of December 31, 1997 which included a reduction in tangible net worth requirement to $7,500,000. However, because of uncertainty regarding the Company's ability to remain in compliance with this covenant through the first quarter of 1998, the outstanding balance has been classified as a current liability in the December 31, 1997 financial statements.

INFLATION

Although many of Venus's expenses and items of income may be affected by inflation, inflationary costs have not had a significant effect on its results of operations. However, the tightness in the drilling rig market is a concern and may lead to inflationary effects in the near future.

IMPACT OF YEAR 2000

Concern over the year 2000 arises because many computer microprocessors have been designed, and application software has been written, using two digits, rather than four, to define the applicable year. Any of Venus's microprocessors or application software that are time-sensitive may recognize a date of "00" as the year 1900, rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations; e.g., a temporary inability to operate machinery, to process transactions, to send invoices, or to otherwise engage in normal business activities. Venus has conducted a review of its computer systems to identify any such problems, and it has not identified any problems that will require the expenditure of material amounts to address. Venus has developed a plan to conduct tests throughout 1998 to evaluate the situation.

The Company has received written representations from the accounting firms that manage the Company's accounting and payroll about any year 2000 risks, and based on those representations Venus believes that there is no problem with those firms' computer systems in that regard. Venus has business relations with many other companies, including various purchasers of production. It has not checked with those entities, but it believes that even if those entities have any year 2000 problems, those problems will not have a material adverse impact on the Company's business or finances. However, until that time, Venus cannot give any assurances regarding the year 2000 effect.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in a separate section of this report following Part IV.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 3, 1997, the Company replaced Arthur Andersen LLP ("AA") with KPMG Peat Marwick LLP as the Company's independent accountant at the recommendation of the Board of Directors of the Company.

AA's reports on the financial statements of the Company for the past two years have not contained an adverse opinion or a disclaimer of uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the interim period since the end of the Company's fiscal 1996, there have not been any disagreements with AA on any matter of accounting principles or practices, financial statements or disclosure, or auditing or scope of procedure, which disagreement(s), if not resolved to the satisfaction of AA, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of Venus's proxy statement for its 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The Proxy Statement is expected to be filed prior to April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is set forth under the caption "Executive Compensation" of Venus's Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" of Venus's Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Executive Compensation -- Director Compensation and Certain Relationships and Related Party Transactions" of Venus's Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

1.       FINANCIAL STATEMENTS

         See Index to Financial Statements on page F-1 to this Annual Report on Form 10-K.

2.       FINANCIAL STATEMENT SCHEDULES

         All schedules are omitted because the information is not required under the related instructions or is inapplicable or because the information is included in the Financial Statements or related Notes.

3.       EXHIBITS

         2.1* Property Acquisition Agreement dated April 29, 1997, among Xplor Corporation, The New Venus Exploration, Inc., Lomak Production I L.P., and Lomak Resources LLC.

         2.2* Agreement and Plan of Merger dated June 3, 1997, between Venus Exploration, Inc., and Xplor Corporation.

         2.3* Certificate of Ownership and Merger of Venus Exploration, Inc., into Xplor Corporation dated June 3, 1997 (including the change of name of Xplor Corporation to Venus Exploration, Inc.).

         3.1      Articles of Incorporation of Venus Exploration, Inc.

         3.2      Bylaws of Venus Exploration, Inc., as amended

         4.1"     Warrant to purchase Common Stock issued to Kinder
                  Investments, L.P.

         4.1      Warrant to purchase Common Stock issued to Martin A. Bell

         4.2 Form of Warrant to purchase Common Stock issued as partial consideration in acquisition of the assets of The New Venus Exploration, Inc., and from Lomak Production I L.P., and Lomak Resources LLC.

         9.       Voting Trust Agreement dated effective March 31, 1997, among
                  E. L. Ames, Jr., et al.

         10.1     Registrant's 1985 Incentive Stock Option Plan(1)

         10.1+ Term Loan and Security Master Agreement dated October 8, 1996, between Venus Development, Inc., and Stratum Group Energy Partners, L.P.

         10.7"    Registrant's 1995 Stock Option Plan

         10.8"    Note and Warrant Agreement with Kinder Investments, L.P.

         10.9[ ]  1997 Incentive Plan

         10.10 Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

         10.11 Executive Employment Agreement dated June 1, 1996, for E.L. Ames, Jr.

         16.1* Letter from Arthur Andersen LLP regarding change in certifying account dated June 5, 1997

         21.      List of Subsidiaries

         23.1 Letter from KPMG Peat Marwick LLP regarding incorporation by reference into S-8.

         23.2 Consent from Williamson Petroleum Consultants, Inc., regarding incorporation by reference.

         27.1     Financial Data Schedule

         * Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1997, and incorporated herein by reference.

         + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

         " Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

         [ ] Filed as an appendix to the Company's Proxy Statement for a Special Meeting of Stockholders (in lieu of its Annual Meeting) held on October 27, 1997, and incorporated herein by reference.

         (1) Filed on Form 4 (File No. 33-1903) declared effective January 8, 1986, and incorporated herein by reference.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Antonio, Texas, on the 30th day of March, 1998.

                                       VENUS EXPLORATION, INC.

                                       By: /s/ EUGENE L. AMES, JR.
                                           -----------------------------------
                                           Eugene L. Ames, Jr.
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 30, 1998
                                           /s/ EUGENE L. AMES, JR.
                                           -----------------------------------
                                           Eugene L. Ames, Jr.
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer

March 30, 1998
                                           /s/ JOHN Y. AMES
                                           -----------------------------------
                                           John Y. Ames
                                           President, Director and Chief
                                             Operating Officer

March 27, 1998
                                           /s/ MARTIN A. BELL
                                           -----------------------------------
                                           Martin A. Bell
                                           Director

March 27, 1998
                                           /s/ J. MORTON DAVIS
                                           -----------------------------------
                                           J. Morton Davis
                                           Director

March 27, 1998
                                                     /s/ JAMES W. GORMAN
                                         -----------------------------------
                                         James W. Gorman
                                         Director

March 30, 1998
                                                     /s/ JERE W. MCKENNY
                                         -----------------------------------
                                         Jere W. McKenny
                                         Director

March 27, 1998
                                                     /s/ JOHN H. PINKERTON
                                         -----------------------------------
                                         John H. Pinkerton
                                         Director

March 30, 1998
                                                     /s/ PATRICK A GARCIA
                                         -----------------------------------
                                         Patrick A. Garcia
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                            Officer)

================================================================================
                                INDEX TO EXHIBITS

Exhibit No.       Item
-----------       ----

       2.1* Property Acquisition Agreement dated April 29, 1997, among Xplor Corporation, The New Venus Exploration, Inc., Lomak Production I L.P., and Lomak Resources LLC.

       2.2* Agreement and Plan of Merger dated June 3, 1997, between Venus Exploration, Inc., and Xplor Corporation.

       2.3* Certificate of Ownership and Merger of Venus Exploration, Inc., into Xplor Corporation dated June 3, 1997 (including the change of name of Xplor Corporation to Venus Exploration, Inc.).

       3.1      Articles of Incorporation of Venus Exploration, Inc.

       3.2      Bylaws of Venus Exploration, Inc., as amended

       4.1"     Warrant to purchase Common Stock issued to Kinder Investments,
                L.P.

       4.1      Warrant to purchase Common Stock issued to Martin A. Bell

       4.2 Form of Warrant to purchase Common Stock issued as partial consideration in acquisition of the assets of The New Venus Exploration, Inc., and from Lomak Production I L.P., and Lomak Resources LLC.

       9.       Voting Trust Agreement dated effective March 31, 1997, among
                E. L. Ames, Jr., et al.

       10.1     Registrant's 1985 Incentive Stock Option Plan

       10.1+ Term Loan and Security Master Agreement dated October 8, 1996, between Venus Development, Inc., and Stratum Group Energy Partners, L.P.

       10.7"    Registrant's 1995 Stock Option Plan

       10.8"    Note and Warrant Agreement with Kinder Investments, L.P.

       10.9[ ]  1997 Incentive Plan

       10.10 Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

       10.11    Executive Employment Agreement dated June 1, 1996, for E.L.
                Ames, Jr.

       16.1* Letter from Arthur Andersen LLP regarding change in certifying account dated June 5, 1997

       21.      List of Subsidiaries

       23.1 Letter from KPMG Peat Marwick LLP regarding incorporation by reference into S-8.

       23.2 Consent from Williamson Petroleum Consultants, Inc., regarding incorporation by reference.

       27.1     Financial Data Schedule

       * Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1997, and incorporated herein by reference.

       + Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

       " Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

       [ ] Filed as an appendix to the Company's Proxy Statement for a Special Meeting of Stockholders (in lieu of its Annual Meeting) held on October 27, 1997, and incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
Independent Auditors' Report                                           F-2

Consolidated Balance Sheets as of
   December 31, 1997 and 1996                                          F-3

Consolidated Statements of Operations for
   each of the years in the three-year period
   ended December 31, 1997                                             F-4

Consolidated Statements of Shareholders' Equity (Deficit)
   for each of the years in the three-year period
   ended December 31, 1997                                             F-5

Consolidated Statements of Cash Flows for each of the
   years in the three-year period ended December 31, 1997              F-6

Notes to Consolidated Financial Statements                             F-7

                          Independent Auditors' Report

The Board of Directors and Shareholders of
Venus Exploration, Inc.:

We have audited the accompanying consolidated balance sheets of Venus Exploration, Inc. and subsidiaries and predecessor entities, as described in note 7 to the consolidated financial statements, as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venus Exploration, Inc. and subsidiaries and predecessor entities, as described in note 7 to the financial statements, as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

San Antonio, Texas
March 26, 1998

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                               December 31,
                                                                      -----------------------------
                                                                            1997           1996
                                                                      -----------------------------
ASSETS
     Current assets:
         Cash and equivalents                                         $     682,436       1,303,917
         Trade accounts receivable                                        2,268,498         790,269
         Prepaid expenses and other                                         104,967          24,902
                                                                      -------------    ------------
                     Total current assets                                 3,055,901       2,119,088
                                                                      -------------    ------------
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                         9,100,955       1,679,697
     Other property and equipment, net                                      273,392         102,733
     Deferred financing costs, at cost less
          accumulated amortization                                          377,187         336,366
     Other assets, at cost less accumulated amortization                    123,164         105,171
                                                                      -------------    ------------
                                                                      $  12,930,599       4,343,055
                                                                      =============    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
         Trade accounts payable                                           3,080,200       1,073,912
         Advances from interest owners                                       17,862         344,901
         Other liabilities                                                  226,778               -
         Revolving credit agreement                                         500,000               -
                                                                      -------------    ------------
                     Total current liabilities                            3,824,840       1,418,813
     Long-term debt                                                       1,505,329               -
     Other long-term liabilities                                             26,524               -
                                                                      -------------    ------------
                     Total liabilities                                    5,356,693       1,418,813
                                                                      -------------    ------------
     Convertible redeemable preference shares; nominal
         value of $0.077; 247,750 shares issued and
         outstanding in 1996                                                      -       4,955,000
     Shareholders' equity (deficit):
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding                             -               -
         Common stock; par value of $.01; 30,000,000 shares
              authorized; 9,736,815 and 3,322,121 shares issued
              and outstanding in 1997 and 1996, respectively                 97,368          33,221
         Additional paid-in capital                                      15,010,189       1,301,949
         Retained earnings (deficit)                                     (7,533,651)     (3,365,928)
                                                                      -------------    ------------
                     Total shareholders' equity (deficit)                 7,573,906      (2,030,758)
                                                                      -------------    ------------
     Commitments and contingencies
                                                                      $  12,930,599       4,343,055
                                                                      =============    ============

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                                                              Years Ended December 31,
                                                   ---------------------------------------------
                                                       1997             1996            1995
                                                   ---------------------------------------------
 Oil and gas revenues                              $ 2,476,040          543,233          798,233
                                                   -----------      -----------      -----------
 Costs of operations:
     Production expense                                963,822          286,030          479,950
     Exploration expenses, including dry holes         504,983          116,905          532,222
     Impairment of oil and gas properties            1,051,617          981,178             --
     Depreciation, depletion and amortization        1,078,942           76,286          122,659
     General and administrative                      2,923,764        1,374,541          745,843
                                                   -----------      -----------      -----------
              Total expenses                         6,523,128        2,834,940        1,880,674
                                                   -----------      -----------      -----------
              Operating profit (loss)               (4,047,088)      (2,291,707)      (1,082,441)
                                                   -----------      -----------      -----------
 Other income (expense):
     Interest expense                                 (203,213)         (10,331)         (27,041)
     Gain on sale of assets                              4,920          239,792          340,170
     Interest and other income                          77,658           55,428           72,938
                                                   -----------      -----------      -----------
                                                      (120,635)         284,889          386,067
                                                   -----------      -----------      -----------
              Net loss                             $(4,167,723)      (2,006,818)        (696,374)
                                                   ===========      ===========      ===========
 Earnings (loss) per share:
     Basic                                         $     (0.57)           (0.60)
                                                   ===========      ===========
     Diluted                                       $     (0.57)           (0.60)
                                                   ===========      ===========
 Common shares and equivalents outstanding:
     Basic                                           7,270,357        3,322,121
                                                   ===========      ===========
     Diluted                                         7,270,357        3,322,121
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

            Consolidated Statements of Shareholders' Equity (Deficit)


                                                       Common Stock
                                           ---------------------------------------
                                                           Venus         Venus                                      Total
                                                            Oil       Exploration,   Additional     Retained     shareholders'
                                           Issued         Company         Inc.        paid-in       earnings        equity
                                           shares         amounts       amounts       capital       (deficit)      (deficit)
                                           ----------  -------------  ------------   ----------     ----------   -------------
  Balances, December 31, 1994                   3,215      $ 3,215        --               --        3,006,232      3,009,447
  Net loss                                       --           --          --               --         (696,374)      (696,374)
  Cash distribution                              --           --          --               --          (72,000)       (72,000)
                                           ----------      -------      ------       ----------     ----------     ----------
  Balances, December 31, 1995                   3,215        3,215        --               --        2,237,858      2,241,073
  Net loss                                       --           --          --               --       (2,006,818)    (2,006,818)
  Cash distribution                              --           --          --               --          (35,220)       (35,220)
  Distributions of assets not
    transferred to Venus Energy PLC
    and purchase price of properties
    transferred                                (3,215)      (3,215)       --               --       (3,561,748)    (3,564,963)
  Stock issued by Venus
    Energy PLC                              3,322,121         --        33,221          993,519           --        1,026,740
  Compensation costs for stock
    options                                      --           --          --            283,430           --          283,430
  Warrants to acquire shares
    issued under financing
    arrangements                                 --           --          --             25,000           --           25,000
                                           ----------      -------      ------       ----------     ----------     ----------
  Balances, December 31, 1996               3,322,121         --        33,221        1,301,949     (3,365,928)    (2,030,758)
  Net loss                                       --           --          --               --       (4,167,723)    (4,167,723)
  Conversion of preference shares           2,041,674         --        20,417        4,934,583           --        4,955,000
  Compensation costs for stock options           --           --          --            252,002           --          252,002
  Stock options exercised                     298,678         --         2,987           58,083           --           61,070
  Acquisition of Xplor and Lomak            4,074,342         --        40,743        8,463,572           --        8,504,315
                                           ----------      -------      ------       ----------     ----------     ----------
  Balances, December 31, 1997               9,736,815      $  --        97,368       15,010,189     (7,533,651)     7,573,906
                                           ==========      =======      ======       ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flow


                                                                     Years Ended December 31,
                                                           -------------------------------------------
                                                              1997             1996            1995
                                                           -----------      ----------      ----------
Operating Activities:
    Net earnings (loss)                                    $(4,167,723)     (2,006,818)       (696,374)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation, depletion and amortization
              of oil and gas properties                      1,078,942          76,286         122,659
          Other depreciation and amortization                  241,198          59,635          54,860
          Impairments, abandoned leases, and
              dry hole costs                                 1,113,335         981,178         243,811
          Gain on sales of property and
              equipment                                         (4,920)       (124,369)       (340,170)
          Loss (gain) on investment transactions                  --          (115,423)           --
          Compensation expense for stock options               252,002         283,430            --
          Changes in operating assets and liabilities:
              Trade accounts receivable                     (1,181,821)       (332,691)        648,131
              Prepaid expenses and other                       (71,277)         68,138        (337,090)
              Trade accounts payable                         1,564,483         516,708      (2,174,407)
              Advances from interest owners                   (327,039)        187,493        (277,435)
              Other liabilities                                226,778
                                                           -----------      ----------     -----------
                 Net cash used in
                    operating activities                    (1,276,042)       (406,433)     (2,756,015)
                                                           -----------      ----------     -----------
 Investing Activities:
    Capital expenditures                                    (4,394,687)     (2,401,351)       (403,772)
    Cash acquired in business combination                    2,920,630            --              --
    Net proceeds on sale of investment securities                 --           165,423           6,850
    Proceeds from sales of property and equipment               97,908         331,620         471,739
                                                           -----------      ----------      ----------
          Net cash provided by (used in)
              investing activities                          (1,376,149)     (1,904,308)         74,817
                                                           -----------      ----------      ----------
 Financing Activities:
    Net proceeds from issuance of long-term debt
        and revolving credit agreement                       2,277,824          150,000             --
    Principal payments on long-term debt                      (272,495)        (150,000)      (122,331)
    Distributions                                                   --       (2,650,908)       (72,000)
    Deferred financing costs                                   (35,689)        (289,267)            --
    Proceeds from issuance of stock                                 --        5,981,740             --
    Proceeds from options exercised                             61,070               --             --
                                                           -----------      ----------      ----------
          Net cash provided by (used in)
              financing activities                           2,030,710       3,041,565        (194,331)
                                                           -----------      ----------      ----------
    Increase (decrease) in cash and equivalents               (621,481)        730,824      (2,875,529)
    Cash and equivalents, beginning of year                  1,303,917         573,093       3,448,622
                                                           -----------      ----------      ----------
    Cash and equivalents, end of year                      $   682,436       1,303,917         573,093
                                                           ===========      ==========      ==========

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996, and 1995

(1) ORGANIZATION AND BUSINESS COMBINATION

     Venus Exploration, Inc. (the Company) is primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties, acreage and production in ten states.

     On May 21, 1997, Venus Exploration, Inc. (the Company), then known as Xplor Corporation ("Xplor"), acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc. ("New Venus"), a Texas corporation, in exchange for 5,626,473 shares of the Company's previously authorized and unissued shares of common stock and warrants to purchase 272,353 additional shares of common stock. Simultaneously, the Company acquired certain oil and gas properties of two wholly-owned affiliates of Lomak Petroleum, Inc. (together, "Lomak") in exchange for 2,037,171 shares of the Company's previously authorized and unissued shares of common stock and warrants to purchase 272,353 additional shares of common stock. At the same time, Lomak acquired from existing stockholders of the Company 97,008 shares of common stock. As a result of these transactions (collectively, the "Acquisition") the former stockholders of New Venus acquired, as of the effective date of the Acquisition, 58% of the Company's outstanding stock and thus voting control, and Lomak acquired 22%, while the preexisting stockholders of the Company owned 20%. On June 4, 1997 Xplor changed its name to Venus Exploration, Inc.

     For financial reporting purposes, the transactions described above have been accounted for as a reverse acquisition whereby New Venus is deemed to be the acquirer. Accordingly, the historical consolidated financial statements of the Company and predecessor entities are presented as the historical consolidated financial statements of the Company and the assets acquired and liabilities assumed from Xplor and Lomak have been recorded at fair value as of the date of the combination as required under purchase accounting. The consolidated financial statements reflect the operations solely of the Company for the periods prior to May 21, 1997, whereas such financial statements reflect the operations of the combined entities for the period subsequent to May 21, 1997.

                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1) ORGANIZATION AND BUSINESS COMBINATION, CONTINUED

     The effect of the combination transactions was primarily the recording of the assets and liabilities of Xplor and Lomak at their fair value. The combined amounts for Lomak and Xplor were as follows:

                                                               (in thousands)
                                                               --------------
       Cash                                                       $ 2,880
       Oil and gas properties                                       5,613
       Trade accounts receivable and other                            303
       Equity securities and investments                              151
       Trade accounts payable and other liabilities                   443

     Selected results of operations (in thousands, except per share data) on a pro forma basis as if the Acquisition had occurred on January 1, 1996 are as follows:

                                                          (Unaudited)
                                                    Years ended December 31,
                                                    -------------------------
                                                       1997            1996
                                                    ----------      ---------
         Revenues                                   $   3,347          3,039
                                                    =========      =========
         Net income (loss)                          $  (4,133)        (1,736)
                                                    =========      =========
         Net earnings (loss) per share
           (basic and diluted)                      $   (0.43)         (0.18)
                                                    =========      =========
         Number of shares used in calculation           9,717          9,701
                                                    =========      =========

        The above pro forma financial information does not necessarily reflect the results of operations that would have occurred had New Venus, Xplor and Lomak constituted a single entity during such periods.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) Principles of Consolidation

        The consolidated financial statements include the financial statements of Venus Exploration, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


                                                                     (Continued)

                   VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (b) Cash and Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased and money market accounts to be cash equivalents.

    (c) Oil and Gas Properties

        The Company uses the successful efforts method of accounting for its oil and gas operations. Under this method, the costs of unproved leases and exploratory wells are initially capitalized pending the results of exploration efforts. The costs of unproved properties are assessed periodically for impairment, on a field-by-field basis, and a loss is recognized to the extent, if any, that the cost of a property has been impaired.

        Exploration expenses, including geological and geophysical costs, delay rentals, and dry hole costs are charged to expense as incurred. Exploratory drilling costs are initially capitalized, but are charged to expense if and when the well is determined to be unsuccessful.

        As unproved properties are determined to be productive, the property acquisition costs and related exploratory drilling costs of successful wells are transferred to proved properties. Development costs of proved properties, including producing wells and related facilities and any development dry holes, are capitalized. Depreciation, depletion, and amortization of the costs of proved properties are provided by the unit-of-production method based upon estimates of proved oil and gas reserves on a field-by-field basis.

        Capitalized costs of proved properties are periodically reviewed for impairment on a field-by-field basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values.

    (d) Other Property and Equipment

        Depreciation and amortization of transportation equipment and office furniture, fixtures, equipment, and leasehold improvements are computed using the straight-line method over the respective estimated useful lives. Maintenance, repairs and renewals are charged to operations, except that renewals which extend the life of the property are capitalized.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (e) Income Taxes

        The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

        New Venus' predecessor, Venus Oil Company, elected Subchapter S Corporation status for U.S. federal income tax purposes. Under the Subchapter S provisions, the stockholders of Venus Oil Company are liable for any U.S. federal income taxes related to taxable income of Venus Oil Company. Accordingly, no U.S. federal income taxes related to the operations of Venus Oil Company are reflected in the accompanying consolidated financial statements.

    (f) Revenue Recognition

         The Company records revenue following the entitlement method of accounting for gas imbalances. As of December 31, 1997 and 1996, there were no significant imbalances. Three customers accounted for approximately 22%, 10% and 10% of total consolidated revenues for the year ended December 31, 1997. Three customers accounted for approximately 31%, 17% and 10% of total consolidated revenues for the year ended December 31, 1996. Two customers accounted for approximately 15% each of total revenues for the year ended December 31, 1995.

    (g) Deferred Financing Costs

        Deferred financing costs at December 31, 1997 and 1996 consist of costs associated with obtaining the Company's debt agreements (see note 5) which are amortized over the expected term of the related borrowings.

    (h) Other Assets

        Other assets include organizational costs which are amortized over five years, a certificate of deposit and investment in equity securities.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (i) Hedging Transactions

        The Company enters into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of price fluctuations. The Company primarily uses price swaps for production on properties pledged under the loan agreement discussed in note 5.

        The Company utilizes the hedge or deferral method of accounting for commodity derivative financial instruments whereby gains and losses on these hedging instruments are recognized and recorded as revenues on the statement of operations when the related natural gas or oil has been produced, purchased or delivered. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. While commodity financial instruments are intended to reduce the Company's exposure to declines in the market price of natural gas and crude oil, the commodity financial instruments may also limit the Company's gain from increases in the market price of natural gas and crude oil.

        On December 2, 1996, the Company entered into a financial swap, as required under one of the loan agreements discussed in note 5, whereby the counterparty agrees to pay the Company the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) should the floating price fall below the negotiated fixed price of $2.0497 per mmbtu for natural gas or $19.045 per barrel for oil, respectively. Should the floating price exceed the fixed price for natural gas or oil, the Company is required to remit the difference to the counterparty. As of December 31, 1997 quantities hedged are 81,996 mmbtu's of natural gas and 28,656 barrels of oil. This financial swap agreement expires December 31, 2001. As of December 31, 1997, the estimated fair value of the Company's swap positions was a net receivable of approximately $34,000 based upon an estimate of what the Company would receive if the contracts were liquidated.

        The Company had no such hedging transactions in 1995.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (j) Stock-Based Compensation

        Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, allows companies to adopt a fair value based method of accounting for stock-based employee compensation plans or to continue to use the intrinsic-value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to account for stock-based compensation under the intrinsic-value method under the provisions of APB Opinion No. 25 and related interpretations. Under this method, compensation expense is recognized for stock options when the exercise price of the options is less than the value attributed to the stock on the date of grant.

    (k) Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (l) Commitments and Contingencies

        Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties are recorded when it is probable that a liability has been incurred and that the related amount can be reasonably estimated.

    (m) Fair Values of Financial Instruments

        The Company's financial instruments consist primarily of short-term trade receivables or payables or issued debt instruments with floating interest rates for which management believes fair value approximates carrying value. Also see note 2(i).

    (n) Concentration of Credit Risk

        Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company places its temporary cash investments in U.S. Government securities and in other high quality financial instruments. The Company's customer base consists primarily of independent oil and natural gas producers and purchasers of oil and gas products.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (o) Earnings (loss) per share

        Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

        In 1997, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" which changed the calculation and financial statement presentation of earnings per share. Prior year earnings per share amounts have been restated.

        The 3,322,121 shares of common stock issued in 1996 by Venus Energy PLC to capitalize Venus Exploration, Inc. have been treated as outstanding for all of 1996 for purposes of calculating earnings per share. Earnings per share amounts for 1995 have not been presented because the predecessor company is a privately-held subchapter S Corporation.

    (p) Reclassifications

        Certain amounts for prior periods have been reclassified in the consolidated financial statements to conform to the current presentation.

(3) OIL AND GAS PROPERTIES

    Oil and gas properties consist of the following at December 31, 1997 and 1996:

                                                    1997             1996
                                                    ----             ----
    Proved properties                          $  10,207,906       2,274,830
    Unproved property                                871,151         300,110
                                               -------------     -----------
                                                  11,079,057       2,574,940
    Less accumulated depreciation,
      depletion, and amortization                 (1,978,102)       (895,243)
                                               -------------     -----------
                                               $   9,100,955       1,679,697
                                               =============     ===========

Included in proved properties is the Company's interest in the 1990 Special Credit Drilling Partnership, Ltd. ("SCDP"). As managing general partner, the Company receives fees from SCDP for management services, overhead, and the transportation and marketing of production.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(3)  OIL AND GAS PROPERTIES, CONTINUED

     The impairment of oil and gas properties recognized in 1997 and 1996 includes a write-down of unproved properties of approximately $0 and $254,000, respectively, and write-downs of proved properties of approximately $1,052,000 and $727,000, respectively. Impairment is recognized only if the carrying amount of a property is greater than its expected future cash flows. The amount of the impairment is based on the estimated fair value of the property.

(4)  OTHER PROPERTY AND EQUIPMENT

     Other property and equipment consists of the following at December 31, 1997 and 1996:

                                                            1997            1996
                                                            ----            ----

     Transportation equipment                           $    72,573         91,422
     Furniture, fixtures and office equipment               452,236        343,378
     Geophysical interpretation system                      118,516              -
     Office leasehold improvements                                -         36,225
                                                        -----------    -----------

                                                            643,325        471,025
     Less accumulated depreciation and
       amortization                                        (369,933)      (368,292)
                                                        -----------    -----------
                                                        $   273,392        102,733
                                                        ===========    ===========

 (5) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997:

     Revolving credit due on June 30, 2000              $   500,000
       (classified as a current liability)
     Subsidiary term loan due October 8, 2005             1,505,329
                                                        -----------
                                                        $ 2,005,329
                                                        ===========

     Revolving Credit

     In 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. Interest on related borrowings is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 1.75%. For balances outstanding at December 31, 1997 the Company chose the bank's prime lending rate (8.5% at December 31, 1997).


                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated financial statements


(5)  LONG-TERM DEBT

     Revolving Credit, continued

     A commitment fee of 3/8 of one percent of the undrawn balance is payable quarterly. Interest is payable monthly and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. Under the terms of the restated and amended loan agreement, the initial borrowing base is $2,500,000, and it increases to $5,250,000 upon the Company obtaining and submitting to the bank certain documents related to a portion of the properties securing the loan. As of December 31, 1997, the borrowing base was $2,500,000 and the amount drawn by the Company was $500,000 resulting in an unused borrowing base of $2,000,000.

     Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth. Among other matters, the credit facility contains covenants which limit the incurrence of additional indebtedness and restrict payments of dividends. At December 31, 1997, the Company was not in compliance with the tangible net worth requirement. The Company obtained a waiver from the lender as of December 31, 1997 which included a reduction in tangible net worth requirement to $7,500,000. However, because of uncertainty regarding the Company's ability to remain in compliance with this covenant through the first quarter of 1998, the outstanding balance has been classified as a current liability in the accompanying financial statements.

     During 1996, the Company entered into a line of credit agreement with a bank under which the Company could borrow up to $325,000. Interest on amounts borrowed under the line of credit agreement was based on the bank's prime rate. During 1996, the Company borrowed and repaid $150,000 under the line of credit agreement.

     The line of credit agreement was terminated in October 1996.

     Subsidiary Term Loan

     In October 1996, Venus Development, Inc. (Development) entered into a term loan and security agreement with a lender to finance the acquisition and development of oil and gas properties. Under the agreement, Development could have borrowed up to approximately $2.6 million to finance the development of specified oil and gas properties. Such borrowings are subject to limitations based on the value of the proved reserves of the properties. The borrowings for the specified properties are to be repaid over a period not to exceed five years from the date of closing of the agreement.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)  LONG-TERM DEBT, CONTINUED

     Subsidiary Term Loan, continued

     In addition, Development may borrow up to approximately $17.4 million to finance the acquisition and development of new properties, subject to limitations based on the value of Development's proved reserves attributable to properties Development has agreed to include as security for such loan. In addition, all of Development's outstanding capital stock is pledged as additional security for the borrowings. Development's net assets, excluding the term loan, totaled approximately $1,569,000 at December 31, 1997. Borrowings for the acquisition and development of new properties must be drawn within two years from the date of closing of the agreement and must be repaid within seven years from the date of the first drawdown. Development is required to pay a drawdown fee to the lender of one percent of each drawdown under the agreement. Borrowings under the agreement bear interest at the prime rate (8.5% at December 31, 1997) plus one percent. As of December 31, 1997, Development had borrowed $1,505,329 under the agreement. Based on the value of the proved reserves of the secured properties, approximately $174,000 was available under the agreement at December 31, 1997 to finance the development of the specified secured properties.

     Payments on borrowings under the agreement are based on 85 or 90 percent of the net revenue, as defined in the agreement, from the secured properties, depending on the value of the proved reserves of the secured properties relative to the outstanding loan balance.

     Under the agreement, Development is required to assign an overriding royalty interest equal to five percent of the Company's net revenue interest in the secured properties. The lender had the right to convert the value of its overriding royalty interests into equity interests of Venus Energy PLC, subject to certain limitations. Development also granted warrants to the lender to purchase equity interests in Venus Energy PLC, subject to certain limitations. The estimated fair values of the royalty interests assigned as of December 31, 1997 and 1996 of $88,718 and $57,500, respectively, and the estimated fair value of the warrants issued as of December 31, 1996 of $25,000 have been recorded as deferred financing costs and are amortized as additional interest over the term of the agreement.

     At December 31, 1996, under the terms of the agreement, the lender had warrants and certain conversion rights with respect to these overriding royalty interests as described above. During 1997 the agreements creating these warrants and conversion rights were amended such that all of lender's conversion rights and warrants are exercisable against a pool of shares owned by certain of the Company's shareholders. Neither the Company nor Development has any obligations as of December 31, 1997, with respect to the lender's conversion rights or warrants.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)  LONG-TERM DEBT, CONTINUED

     Subsidiary Term Loan, continued

     The lender shall have the right to purchase at competitive market prices all crude oil or natural gas produced from or allocable to the secured properties including, without limitation, all of the production attributable to Development's net revenue interest in the secured properties subject to the rights of other working interest and royalty interest owners. The term of the purchase and sale agreement extends seven years with three additional one-year options.

     The loan agreement requires, among other matters, maintenance of a minimum working capital amount. Development was either in compliance with, or had obtained waivers with respect to, these covenants as of December 31, 1997.

(6)  INCOME TAXES

     No provision for income taxes has been recorded for the years ended December 31, 1997 and 1996 due to the losses recorded by the Company. The Company's predecessor, Venus Oil Company, elected Subchapter S Corporation status for U.S. federal income tax purposes. Under the Subchapter S provisions, the stockholders of Venus Oil Company are liable for any U.S. federal income taxes related to taxable income of Venus Oil Company. Accordingly, no U.S. federal income taxes related to the operations of Venus Oil Company are reflected in the accompanying consolidated financial statements.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below.

                                                              1997         1996
                                                              ----         ----
     Deferred tax assets:
         Oil and gas and other property and
           equipment, principally due to differences
           in depreciation and amortization               $        --      922,000
         Stock option expense recorded for
           financial reporting purposes                       198,000       96,000
         Net operating loss carryforwards                   1,595,000      253,000
                                                          -----------   ----------
         Total gross deferred tax assets                    1,793,000    1,271,000
         Less valuation allowance                          (1,697,000)  (1,271,000)
                                                          -----------   ----------
         Net deferred tax assets                               96,000           --

     Deferred tax liabilities:
         Deferred financing costs,
            principally due to
            differences in amortization                       (53,000)          --

         Oil and gas and other property
            and equipment, principally
            due to differences in
            depreciation and amortization                     (43,000)          --
                                                          -----------   ----------
         Net deferred tax asset                           $        --           --
                                                          ===========   ==========



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)  INCOME TAXES, CONTINUED

     The valuation allowance for deferred tax assets as of January 1, 1997 and 1996 was $1,271,000 and $0, respectively. The net change in the total valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $426,000 and $1,271,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax asset at December 31, 1997 and 1996 has been offset entirely by a valuation allowance due to the uncertainty of the ultimate realization of such benefits.

     As of December 31, 1997, the Company had an estimated net operating loss carryforward for U.S. federal income tax purposes of approximately $4,311,000 which is available to offset future taxable income, if any, through 2012. The utilization of the Company's net operating loss carryforwards may be limited as a result of the transactions referred to in note 1.

     The Company intends to liquidate Venus Energy PLC, an inactive U.K. subsidiary. Management of the Company believes that there will be no significant tax obligations in the United Kingdom as a result of such liquidation.

(7)  SHAREHOLDERS'  EQUITY

     The New Venus Exploration, Inc. ("New Venus") was formed to be the successor entity to certain oil and gas exploration, development, and production operations of Venus Energy PLC and Venus Oil Company as described below. Venus Energy PLC and subsidiaries were organized in 1996 to acquire certain oil and gas exploration, development, and production operations of Venus Oil Company. Venus Energy PLC and subsidiaries commenced operations effective July 1, 1996 upon the transfer of certain oil and gas properties from Venus Oil Company.

     All share and per share information related to shares issued to effect the original organization transactions described herein (the "convertible shares") have been restated to present their equivalent number of shares of the Company's common stock.

     Venus Energy PLC was incorporated on May 15, 1996 as a public limited company in the United Kingdom. Upon formation, the shareholders of Venus Oil Company contributed $26,740 to Venus Energy PLC in exchange for 2,910,077 shares.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  SHAREHOLDERS'  EQUITY, CONTINUED

     Venus Exploration, Inc. ("Old Venus") was incorporated in the state of Texas on May 16, 1996 as a wholly-owned subsidiary of Venus Energy PLC. Upon formation, Old Venus paid $22,500 to Venus Oil Company for an option that would allow Old Venus to acquire certain oil and gas properties from Venus Oil Company for $2,000,000.

     Venus Energy PLC raised $4,955,000 from the sale of 247,750 convertible redeemable preference shares through a private offering to new investors. Venus Energy PLC contributed substantially all of the proceeds of the private offering to Old Venus. Effective July 1, 1996, Old Venus exercised its option to acquire certain oil and gas properties from Venus Oil Company for $2,000,000. Venus Oil Company then paid $1,000,000 to acquire 412,044 convertible shares of Venus Energy PLC. Venus Energy PLC subsequently contributed substantially all of the proceeds from the sale of the shares to Old Venus.

     In September 1996, Venus Development, Inc. was incorporated in the State of Texas as a wholly-owned subsidiary of Old Venus. Certain oil and gas properties were transferred from Old Venus to Venus Development, Inc. The oil and gas properties and the stock of Venus Development, Inc. have been pledged as security for borrowings under one of the debt agreements described in note 5.

     Old Venus acquired oil and gas properties with a net financial statement carrying amount of $532,820 from Venus Oil Company for $2,022,500 in 1996. In addition, Old Venus paid Venus Oil Company $111,908 for certain other assets with a net financial statement carrying amount of $67,704. The properties and other assets transferred from Venus Oil Company have been recorded by Old Venus at the net carrying amounts of such properties and other assets in the financial statements of Venus Oil Company at the time of transfer. The amounts paid to Venus Oil Company for the properties and other assets and the remaining net assets of Venus Oil Company which were not transferred to Venus Energy PLC or its subsidiaries of $1,430,555, including cash of $481,280, have been recorded as distributions in the 1996 statement of shareholder's equity.

     As described in note 1, in a series of related transactions in 1997, the shareholders of Venus Energy PLC, became the shareholders of New Venus, and New Venus succeeded to the assets of Old Venus. The shareholders of Venus Energy PLC exchanged their shares for the outstanding shares of New Venus, and the assets and liabilities of Old Venus were transferred to the New Venus. In conjunction with the Acquisition described below the 247,750 convertible redeemable preference shares were converted into 2,041,674 common shares.


                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  SHAREHOLDERS'  EQUITY, CONTINUED

     As described in note 1, on May 21, 1997, the Company, then known as Xplor Corporation ("Xplor"), acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc. ("New Venus"), a Texas corporation, in exchange for 5,626,473 shares of Xplor's previously authorized and unissued shares of common stock and warrants to purchase 272,353 additional shares of common stock. Simultaneously, Xplor acquired certain oil and gas properties of two wholly-owned affiliates of Lomak Petroleum, Inc. (together, "Lomak") in exchange for 2,037,171 shares of Xplor's previously authorized and unissued shares of common stock and warrants to purchase 272,353 additional shares of common stock. At the same time, Lomak acquired from an existing stockholder of Xplor 97,008 shares of common stock. On June 4, 1997 Xplor changed its name to Venus Exploration, Inc.

(8)  RELATED PARTY TRANSACTIONS

      Certain officers and shareholders of the Company have working interests in certain properties operated by the Company. In addition, they participate with the Company in developing certain properties. Management believes these transactions are conducted on a basis similar to transactions with third parties.

      The Company receives $2,500 per month from Venus Oil Company, which is owned by certain shareholders of the Company, for overhead reimbursement of certain administrative costs. Prior to 1997, the Company had a program whereby certain officers and employees were awarded overriding royalty interests in certain properties prior to their development. The value of such interests at the time of award was not significant.

      At December 31, 1997, trade accounts payable include $68,762 due to Venus Oil Company. Included in trade accounts receivable at December 31, 1996 is $6,848 due from Venus Oil Company.

(9)  STOCK OPTIONS

      The Company has adopted an incentive plan that authorizes the grant of awards to employees, consultants, contractors and non-employee directors. The awards to employees, consultants and contractors can be in the form of options, stock appreciation rights, stock or cash. The awards to non-employee directors are limited to grants for shares of the Company's common stock. The plan is administered by the compensation committee of the Company's board of directors.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)  STOCK OPTIONS, CONTINUED

      The number of shares of the Company's common stock that is subject to the incentive plan is 10% of the Company's outstanding shares up to a maximum of 1,500,000 shares, less the number of shares that were subject to previous plans of the Company and that are not assumed by the current incentive plan. As of December 31, 1997, the Company had reserved 653,365 shares for the incentive plan.

      As of December 31, 1997 there had been no awards under the 1997 incentive plan, however, the Company assumed certain outstanding stock options of Xplor as a result of the Acquisition.

                                                    Years ended December 31,
                                       -----------------------------------------------
                                               1997                       1996
                                       ---------------------      --------------------
                                                    Weighted                   Weighted
                                                    average                    average
                                                    exercise                   exercise
                                       Options       price        Options       price
                                       -------      --------      -------     ----------
          Options outstanding,
              beginning of period      262,678      $  0.389         --           --

          Options granted                 --            --        262,678         .389

          Assumed from Xplor           426,000         1.770         --           --

          Options exercised           (298,678)        0.204         --           --
                                      --------                   --------

          Options outstanding,
              end of period            390,000         1.782      262,678        0.389
                                      ========                   ========
          Options exercisable,
              end of period            350,415         1.814      133,914        0.753
                                      ========                   ========




                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(9)  STOCK OPTIONS, CONTINUED

     The following summarizes information about stock options outstanding at December 31, 1997:

                                         Options Outstanding
        --------------------------------------------------------------------------------
                                                  Weighted average
           Range of             Number        remaining contractual      Weighted average
        exercise price        outstanding             life                exercise price
        --------------        -----------             ----                --------------
         $1.25 - $1.3125        120,000            6.19  years                 $1.30

         $1.50                  160,000            7.25  years                 $1.50

         $1.875 - $2.125         50,000            6.70  years                 $2.03

         $3.29                   60,000            4.92  years                 $3.29

     The Company accounts for its stock-based compensation plans under APB Opinion No. 25, under which no compensation expense is recognized when options are granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. In addition, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS No. 123") for disclosure purposes in 1996. The Company granted no stock options during 1997 or 1995. Options issued during 1996 were issued at a strike price below fair market price. The compensation expense reported by the Company was equal to the expense that would have been recognized under FAS No. 123.

     The Company granted options to certain directors to acquire 221,474 shares at an exercise price of $0.01 per share. The Company has recognized compensation expense and a corresponding increase in additional paid-in-capital of $252,002 in 1997 and $283,430 in 1996 related to the these options. The Company has also granted options to special counsel to acquire 41,204 shares. The compensation expense reported by the Company approximates the expense that would have been recognized under FAS No. 123.




                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10) EMPLOYEE BENEFIT PLAN

     The Company has a Profit Sharing 401(k) Plan (the Plan). Benefits under the Plan are based on the participants vested interests in the value of their respective accounts at the time the benefits become payable as a result of retirement, separation from service, or other events. Eligible participants include all Company employees who have reached age 21 and have completed three months of service with the Company. Employees may elect to contribute a portion of their base compensation to the Plan. The Company may make matching contributions on behalf of the participants based on actual participant contributions. Employer contributions are discretionary. The Company made contributions to the plan of $7,734, $4,643, and $5,010 for 1997, 1996, and 1995, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain automobiles under noncancelable operating leases. The following is a schedule of future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 1997:

            Years ending December 31,
               1998                                                 $       267,445
               1999                                                         263,959
               2000                                                         261,040
               2001                                                         249,830
               2002                                                         255,580
                                                                    ---------------
               Total future minimum lease payments                  $     1,297,854
                                                                    ===============

     Rental expense under operating leases was $201,057, $101,524, and $102,120 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The Company is involved in various claims and legal actions in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material effect on the financial statements.



                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12)  SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     (a) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                                 Years ended December 31,
                                         ----------------------------------------
                                            1997           1996           1995
                                         ----------     ----------     ----------
         Property acquisition costs:

             Proved                      $5,640,955           --             --

             Unproved                       224,650        569,906        144,118

         Exploration costs                1,340,081         92,287        311,072

         Development costs                2,612,224      1,614,881        241,839

     The proved property acquisition costs for 1997 includes the properties acquired from Lomak and Xplor.

     (b) Results of Operations for Oil and Gas Producing Properties

                                                             Years ended December 31,
                                                ---------------------------------------------
                                                   1997             1996             1995
                                                -----------      -----------      -----------
       Oil and gas revenues                     $ 2,476,040          543,233          798,233
       Production expense                          (963,822)        (286,030)        (479,950)
       Exploration expenses, including
          dry holes                                (504,983)        (116,905)        (532,222)
       Impairment of oil and gas properties      (1,051,617)        (981,178)            --
       Depreciation, depletion

           and amortization                      (1,078,942)         (76,286)        (122,659)
                                                -----------      -----------      -----------

       Operating profit (loss)                   (1,123,324)        (917,166)        (336,598)
       Income tax expense                              --               --               --
                                                -----------      -----------      -----------
       Results of operations from
          producing activities                  $(1,123,324)        (917,166)        (336,598)
                                                ===========      ===========      ===========


                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12) SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED), CONTINUED

     (c)  Reserve Quantity Information

          The following table presents the Company's estimate of its proved oil and gas reserves, all of which are located in the United States. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, the estimates are expected to change as future information becomes available. The estimates have been prepared by independent petroleum reservoir engineers, in conjunction with the Company's internal petroleum reservoir engineers.

                                                                                Years ended December 31,
                                                          ------------------------------------------------------------------
                                                                 1997                    1996                   1995
                                                          ------------------      ------------------      ------------------
                                                          Oil          Gas         Oil         Gas         Oil         Gas
                                                         (mbbl)       (mmcf)      (mbbl)      (mmcf)      (mbbl)      (mmcf)
                                                          ------      ------      ------      ------      ------      ------
           PROVED DEVELOPED AND
           UNDEVELOPED RESERVES:

           Beginning of the year                             225       1,460         446       2,326         259       3,874
             Revision of previous

               estimates                                      (9)       (159)       (198)       (797)        221      (1,372)
             Extensions, discoveries and
               additions                                     251       1,838        --          --          --          --
             Purchases                                       591       3,762        --          --          --          --
             Production                                      (81)       (410)        (23)        (69)        (34)       (176)
                                                          ------      ------      ------      ------      ------      ------
           End of year                                       977       6,491         225       1,460         446       2,326
                                                          ======      ======      ======      ======      ======      ======

           PROVED DEVELOPED RESERVES:

           Beginning of the year                             107         523         125         356          73         500
                                                          ======      ======      ======      ======      ======      ======
           End of the year                                   634       5,337         107         523         125         365
                                                          ======      ======      ======      ======      ======      ======


     (d)  Standardized Measure of Discounted Future Net Cash Flows

          The Company's standardized measures of discounted future net cash flows and changes therein as of December 31, 1997, 1996 and 1995 are provided based on present values of future net revenues from proved oil and gas reserves estimated by independent petroleum engineers in conjunction with the Company's internal petroleum reservoir engineers in accordance with guidelines established by the Securities and Exchange Commission.


                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


 (12)  SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED), CONTINUED

       These estimates were computed by applying appropriate current oil and natural gas prices to estimated future production of proved oil and gas reserves over the economic lives of the reserves and assuming continuation of existing economic conditions. Year ended 1997 calculations were made utilizing average prices for oil and natural gas that existed at December 31, 1997 of $17.56 per barrel and $2.49 per Mcf, respectively. Income taxes are computed by applying the statutory federal income tax rate to the net cash inflows relating to proved oil and gas reserves less the tax bases of the properties involved and giving effect to net operating loss carryforwards, tax credits and allowances relating to such properties. The reserve volumes provided by the independent petroleum engineers are estimates only and should not be construed as exact quantities. These reserves may or may not be recovered and may increase or decrease as result of future operations of the Company and changes in market conditions.

                                                       Years ended December 31,
                                                           (in thousands)
                                                  1997          1996          1995
                                                --------      --------      --------
               Future cash inflow               $ 33,097         7,955        12,535
               Future development costs           (2,840)         (889)       (1,764)
               Future production costs           (11,421)       (2,481)       (3,537)
                                                --------      --------      --------
               Future net cash flows before
                   income taxes                   18,836         4,585         7,234
               10 % annual discount               (7,439)       (1,633)       (2,898)
               Discounted income taxes                 *             *             *
                                                --------      --------      --------
               Standardized measure of
                   discounted future net

                   cash flows                   $ 11,397         2,952         4,336
                                                ========      ========      ========

     (*) No income tax expense has been reflected as the operations were conducted by Venus Oil Company, the New Venus' predecessor which is an S Corporation, and the Company had operating loss carryforwards from oil and gas operations and sufficient tax basis in oil and gas properties to offset the future net cash flows before income taxes.


                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12) SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED), CONTINUED

     (e) Principal Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                   Years Ended December 31,
                                                                     (In thousands)
                                                            1997          1996          1995
                                                          --------      --------      --------
        Standardized measure of discounted
            future net cash flows, beginning
            of year                                       $  2,952         4,336         5,105
        Revisions of previous quantity estimates              (649)       (3,937)           (1)
        Net changes in prices and production costs            (800)          589           181
        Changes in estimated future development costs          314           208           691
        Development costs incurred during period that
            reduced future development costs                   494         1,200           132
        Purchases                                            6,115          --            --
        Extensions or discoveries                            4,188          --            --
        Sales of oil and gas produced during period,

            net of production costs                         (1,512)         (257)         (318)
        Accretion of discount                                  295           434           511
        Other (changes in production rates, timing
            and other)                                        --             379        (1,965)
                                                          --------      --------      --------

        Standardized measure of discounted
               future net cash flows, end of year         $ 11,397         2,952         4,336
                                                          ========      ========      ========


                                                                     (Continued)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for 1997 and 1996 (in thousands, except per share data) are as follows:

                                        First        Second         Third         Fourth
                                       quarter       quarter       quarter        quarter        Total
                                       --------      --------      --------      --------      --------
              1997

       Oil and gas revenues            $    135           624         1,174           543         2,476

       Operating profit (loss)           (1,092)         (556)         (431)       (1,968)       (4,047)

       Net income (loss)                 (1,121)         (579)         (456)       (2,012)       (4,168)

       Earnings (loss) per share -

          basic and diluted               (0.34)        (0.09)        (0.05)        (0.21)        (0.57)

              1996

       Oil and gas revenues                 159           160           110           114           543

       Operating profit (loss)             (227)         (182)         (523)       (1,360)       (2,292)

       Net income (loss)                   (238)           80          (504)       (1,345)       (2,007)

       Earnings (loss) per share -

          basic and diluted               (0.07)         0.02         (0.15)         (.40)        (0.60)


     The fourth quarters of 1997 and 1996 include adjustments to reflect the impairment of oil and gas properties of approximately $620,000 and $981,000, respectively. Also included in the fourth quarter of 1997 is an adjustment of approximately $425,000 to record reversals of oil and gas revenues which had been estimated through the third quarter principally related to the properties from the Acquisition. Quarterly information presented above has been restated from the applicable 10-Q's to (a) conform with presentations utilized in the 1997 year end financial statements included herein and (b) to present basic and diluted earnings per share in conformity with FAS No. 128 including the exclusion of the convertible redeemable preference shares from basic earnings per share for the period prior to their conversion to common shares. The sum of the quarterly earnings per share will not necessarily equal earnings per share for the entire year.


(14) Supplemental Disclosure of Cash Flow Information

     The Company paid $203,213, $10,331, and $27,401 for interest in 1997, 1996 and 1995, respectively. The Company assigned overriding royalty interests to a lender totaling $88,718 and $57,500 for 1997 and 1996, respectively. In 1997 the Company issued 4,074,342 shares of common stock to acquire the assets and liabilities of Xplor and Lomak totaling $8,504,315. In connection with the Acquisition, the convertible redeemable preference shares outstanding at December 31, 1996 were converted to 2,041,674 common shares.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
EX 3.1

EX 3.2

EX 4.1

EX 4.2

EX 9

EX 10.10

EX 10.11

EX 21

EX 23.1

EX 23.2

EX 27