Form 10-Q
period 1998-03-31
VENUS EXPLORATION INC
filed 1998-05-20
CIK 312037

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended         March 31, 1998
                                           -----------------------------
                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    ----------------

     Commission file number                  0-14334
                              -------------------------------------------

                              Venus Exploration, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                13-3299127
       -------------------------------               ------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

           1250 N.E. Loop 410, Suite 1000, San Antonio, Texas  78209
           ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (210) 930-4900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at May 14, 1998
              -----                         ---------------------------
    Common Stock $.01 par value                    9,844,950 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES


                                     INDEX

                                                                                                          PAGE
                                                                                                          ----
PART  I.  - FINANCIAL INFORMATION

Item 1.   - Financial Statements (Unaudited)

                 (a)  Consolidated Balance Sheets as of                                                    3
                      March 31, 1998 and December 31, 1997

                 (b)  Consolidated Statements of Operations for                                            4
                      the three-month periods ended March 31,
                      1998, and March 31, 1997

                 (c)  Consolidated Statements of Cash Flows                                                5
                      for the three-month periods ended
                      March 31, 1998, and March 31, 1997

                 (d)  Notes to Consolidated Financial Statements                                           6

Item 2.   - Management's Discussion and Analysis of Financial                                             11
                 Condition and Results of Operations

Item 3.   - Quantitative and Qualitative Disclosures About                                                14
                 Market Risk

PART II.  - OTHER INFORMATION

Item 2.   - Changes in Securities                                                                         15

Item 6.   - Exhibits and Reports on Form 8-K                                                              15

Signatures                                                                                                16

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     1998              1997
                                                                 ------------      ------------
                                                                  (UNAUDITED)
                                                                         (In thousands)
ASSETS
   CURRENT ASSETS
      Cash and equivalents                                       $      1,709      $        682
      Trade accounts receivable and other                               1,489             2,374
                                                                 ------------      ------------
            TOTAL CURRENT ASSETS                                        3,198             3,056

   OIL AND GAS PROPERTIES AND EQUIPMENT,
      net (successful efforts method), at cost                          9,198             9,101

   OTHER PROPERTY AND EQUIPMENT, net                                      278               274

   DEFERRED FINANCING COSTS,
      at cost less accumulated amortization                               370               377

   DEFERRED COMPENSATION COSTS, net                                       328                --

   OTHER ASSETS, at cost less accumulated amortization                    121               123
                                                                 ------------      ------------
            TOTAL ASSETS                                         $     13,493      $     12,931
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Trade accounts payable                                     $      2,606      $      3,080
      Advances from interest owners                                        26                18
      Other liabilities                                                   160               227
      Current maturities of long-term debt                                900               500
                                                                 ------------      ------------
             TOTAL CURRENT LIABILITIES                                  3,692             3,825

   LONG-TERM DEBT                                                       3,330             1,505

   OTHER LONG-TERM LIABILITIES                                             25                27
                                                                 ------------      ------------
TOTAL LIABILITIES                                                       7,047             5,357
                                                                 ------------      ------------
   SHAREHOLDERS' EQUITY
      Preferred stock, par value of $.01;
          5,000,000 shares authorized; none issued
          and outstanding as of March 31, 1998
          and December 31, 1997, respectively                              --                --
      Common stock, par value of $.01;
          30,000,000 shares authorized;
          9,836,815 and 9,736,815
          shares issued and outstanding as of
          March 31, 1998 and December 31, 1997,
          respectively                                                     98                97
          Additional paid-in capital                                   15,347            15,010
      Retained earnings (deficit)                                      (8,999)           (7,533)
                                                                 ------------      ------------

                TOTAL SHAREHOLDERS' EQUITY                              6,446             7,574
                                                                 ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $     13,493      $     12,931
                                                                 ============      ============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1998            1997
                                                            ----------      ----------
                                                        (In thousands, except per share data)
OIL AND GAS REVENUES                                        $      941      $      145
                                                            ----------      ----------

EXPENSES
    Production expense                                             441              54
    Exploration expense, including dry holes                       140              86
    Impairment of oil and gas properties                           715             432
    Depreciation, depletion and amortization                       341              29
    General and administrative                                     701             636
                                                            ----------      ----------
              Total expenses                                     2,338           1,237
                                                            ----------      ----------
Operating profit (loss)                                         (1,397)         (1,092)
                                                            ----------      ----------

OTHER INCOME (EXPENSE)
    Interest expense                                               (82)            (34)
    Gain on sale of assets                                          --               1
    Interest and other income                                       13               4
                                                            ----------      ----------
                                                                   (69)            (29)
                                                            ----------      ----------

              Net earnings (loss)                           $   (1,466)     $   (1,121)
                                                            ==========      ==========

Earnings (loss) per share,
    Basic and diluted                                       $     (.15)     $     (.34)
                                                            ==========      ==========

Common shares and equivalents outstanding,
    Basic and diluted                                            9,771           3,322
                                                            ==========      ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          1998             1997
                                                                      -----------      -----------
                                                                             (In thousands)
OPERATING ACTIVITIES
  Net earnings (loss)                                                 $    (1,466)     $    (1,121)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation, depletion and amortization                             397               79
         Impairments, abandoned leases and
           dry hole costs                                                     715              470
         Gain (loss) on sale of property and equipment                         --               (1)
         Compensation expense for restricted stock and
           stock options                                                        9              151

         Change in operating assets and liabilities:
           Decrease (increase) in trade accounts
              receivable and other                                            885             (115)
           Increase (decrease) in trade accounts payable                     (474)             155
           Increase (decrease) in advances from
              interest owners                                                   8             (254)
           Decrease in other liabilities                                      (67)              --
                                                                      -----------      -----------

Net cash provided by (used in) operating activities                             7             (636)
                                                                      -----------      -----------

INVESTING ACTIVITIES
  Capital expenditures                                                     (1,185)            (806)
  Net proceeds from sales of property and equipment                            --               37
                                                                      -----------      -----------
Net cash used in investing activities                                      (1,185)            (769)
                                                                      -----------      -----------

FINANCING ACTIVITIES
  Net proceeds from issuance of long-term debt
    and revolving credit agreement                                          2,253              740
  Principal payments on long-term debt                                        (28)             (32)
  Deferred financing costs                                                    (20)              --
                                                                      -----------      -----------

Net cash provided by financing activities                                   2,205              708
                                                                      -----------      -----------

INCREASE IN CASH AND EQUIVALENTS                                            1,027             (697)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                   682            1,304
                                                                      -----------      -----------

CASH AND EQUIVALENTS AT END OF PERIOD                                 $     1,709      $       607
                                                                      ===========      ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                   Three Months Ended March 31, 1998 and 1997


1.  Organization and Business Combination

   Venus Exploration, Inc. (the "Company") is primarily engaged in the business of exploring for, acquiring, developing and operating onshore oil and gas properties in the United States. The Company's major areas of activity are Texas, Oklahoma, Utah and West Virginia.

   On May 21, 1997, the Company, then known as Xplor Corporation ("Xplor"), acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc. ("New Venus"), a Texas corporation. Simultaneously, the Company acquired certain oil and gas properties of two wholly-owned affiliates
of Lomak Petroleum, Inc. ("Lomak").   In June 1997, Xplor changed its name to
Venus Exploration, Inc.

2.  Basis of Presentation

   For financial reporting purposes, the transactions described in Note 1 have been accounted for as a reverse acquisition whereby New Venus is deemed to be the acquirer. Accordingly, the historical financial statements of New Venus and predecessor entities are presented as the historical financial statements of the Company, and the assets acquired and liabilities assumed from Xplor and Lomak have been recorded at fair value as of the date of the combination as required under purchase accounting. The consolidated financial statements reflect the operations solely of the New Venus and predecessor entities for the periods prior to May 21, 1997, whereas such financial statements reflect the operations of the combined entities for the period subsequent to May 21, 1997.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements presented should be read in connection with the 1997 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K").

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997.

   The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

   Certain amounts for the prior period have been reclassified in the consolidated financial statements to conform to the current presentation.

3.  Summary of Significant Accounting Policies

   For a description of the accounting policies followed by the Company, refer to the notes to the 1997 consolidated financial statements included in the Company's report on Form 10-K.

4.  Earnings (loss) Per Share

   Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

   In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which changed the calculation and financial statement presentation of earnings per share. Prior year earnings per share amounts have been restated.

   Earnings (loss) per share for the three month periods ended March 31, 1998 and 1997 are calculated based on 9,771,259 and 3,322,121 weighted average shares outstanding, respectively.

   The common stock issued in 1996 by Venus Energy PLC to capitalize Venus Exploration, Inc. has been treated as outstanding to May 21, 1997 for purposes of calculating earnings per share.

5.  Long-Term Debt

    Long-term debt consists of the following:

                                                            March 31,     December 31,
                                                              1998            1997
                                                            ---------     ------------
                                                                  (In thousands)
        Revolving credit due on June 30, 2000               $  2,571       $    500*
        Subsidiary term loan due October 8, 2005               1,659**        1,505
                                                            --------       --------
                                                            $  4,230       $  2,005
                                                            ========       ========

         *  Classified as a current liability.
         ** $900,000 is classified as a current liability.

Revolving Credit

  In May 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months by the bank based on the Company's oil and gas reserves that secure the loan. Interest on related borrowings is based on either of two methods at the option of the Company:
the bank's prime lending rate or LIBOR plus 1.75%. For balances outstanding at March 31, 1998 the Company chose the bank's prime lending rate (8.5% at March 31, 1998).

   A commitment fee of 3/8 of one percent of the undrawn balance of the borrowing base is payable quarterly. Interest is payable monthly, and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of March 31, 1998, the borrowing base was $5,250,000, and the amount drawn by the Company was $2,571,000 resulting in an unused borrowing base of $2,679,000.

   Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth. Among other matters, the credit facility contains covenants which limit the incurrence of additional indebtedness and restrict payments of dividends. At March 31, 1998, the Company was either in compliance with, or had obtained waivers with respect to, these covenants. In May 1998, the credit facility was amended whereby the tangible net worth requirement was reduced from $7,500,000 to $5,250,000.

Subsidiary Term Loan

   In October 1996, Venus Development, Inc. ("Development"), a wholly-owned subsidiary, entered into a term loan and security agreement with a lender to finance the acquisition and development of oil and gas properties. Under the agreement, Development could have borrowed up to approximately $2.6 million to finance the development of specified oil and gas properties. Such borrowings are subject to limitations based on the value of the proved reserves of the properties. The borrowings are to be repaid over a period not to exceed five years from the date of closing of the agreement.

    Payments on borrowings under the agreement are based on 85 or 90 percent of the net revenue, as defined in the agreement, from the secured properties, depending on the value of the proved reserves of the secured properties relative to the outstanding loan balance.

   Under the agreement, Development is required to assign to the lender an overriding royalty interest in the secured properties. Development also granted warrants to the lender, subject to certain limitations. The estimated fair values of the assigned royalty interests and the estimated fair value of the warrants issued have been recorded as deferred financing costs and are amortized as additional interest over the term of the agreement.

   The lender has the right to purchase at competitive market prices all crude oil or natural gas produced from or allocable to the secured properties including, without limitation, all of the production attributable to Development's net revenue interest in the secured properties, subject to the rights of other working interest and royalty interest owners. The term of the purchase and sale agreement extends seven years with three additional one-year options.

   Under the terms of the agreement, the loan cannot be prepaid prior to October 1999 without the lender's approval. Presently the Company is negotiating with the lender to terminate the term loan agreement. The Company plans to fund part of the amount due the lender from its existing bank revolving line of credit as it has the capability of adding the properties presently pledged under the agreement to its collateral base under the line of credit. Accordingly, $756,000 continues to be classified as a long term liability at March 31, 1998. The balance of the amount due lender, $900,000, has been classified as a current liability pending final settlement with lender and developing further plans for longer term financing.

   The loan agreement requires, among other matters, maintenance of a minimum working capital amount and collateral value to loan value coverage ratios. Development was not in compliance with these requirements at March 31, 1998, but the lender has waived these requirements to May 31, 1998.

6.  Shareholders' Equity

   Effective March 1, 1998 the Company awarded, under its existing incentive plan, qualified stock options and restricted stock grants that vest over a three-year period. The qualified stock options were issued to all employees. The restricted stock grants (100,000 shares) were issued at no charge to two key technical employees who are not officers of the Company. The Company will recognize compensation expense for the value of the restricted stock grants over the vesting period.

7.  Accounting for Income Taxes

   No provision for income taxes has been recorded for the periods ended March 31, 1998 and 1997 due to the losses recorded by the Company.

8.  Hedging Transaction

   The Company uses price swaps for production on properties pledged under the term loan agreement discussed in Note 5 as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of price fluctuations.

   The Company records gains and losses on these hedging instruments as revenues when the related natural gas or oil production is recorded as revenue. As a result, gains and losses on commodity financial instruments are generally offset by similar changes in the realized prices of natural gas and crude oil. To qualify as hedging instruments, these instruments must be highly correlated to anticipated future sales such that the Company's exposure to the risks of commodity price changes is reduced. The commodity financial instruments not only reduce the Company's exposure to declines in the market price of natural gas and crude oil but also limit the Company's gain from increases in the market price of natural gas and crude oil.

   On December 2, 1996, the Company entered into a financial swap, as required under the term loan agreement discussed in Note 5 above, whereby the counterparty agrees to pay the Company the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) should the floating price fall below the negotiated fixed price of $2.0497 per thousand British thermal units for natural gas or $19.045 per barrel for oil, respectively. Should the floating price exceed the fixed price for natural gas or oil, the Company is required to remit the difference to the counterparty. As of March 31, 1998, quantities hedged are 75,432 mmbtu's of natural gas and 26,379 barrels of oil. As of March 31, 1998, the estimated fair value of the Company's swap positions was a net receivable of approximately $51,000 based upon an estimate of what the Company would receive if the contracts were liquidated. This financial swap agreement expires December 31, 2001.

9.  Commitments and Contingencies

   The Company is involved in various claims and legal actions in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material effect on the financial statements.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Background of Business Combination and Basis of Presentation


   On May 21, 1997, Venus Exploration, Inc. (the "Company"), then known as Xplor Corporation ("Xplor"), acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc. ("New Venus"), a Texas corporation. Simultaneously, the Company acquired certain oil and gas properties of two wholly-owned affiliates of Lomak Petroleum, Inc. ("Lomak"). In June 1997, Xplor changed its name to Venus Exploration, Inc.

   For financial reporting purposes, the transactions have been accounted for as a reverse acquisition whereby New Venus is deemed to be the acquirer. Accordingly, the historical financial statements of New Venus and predecessor entities are presented as the historical financial statements of the Company and the assets acquired and liabilities assumed from Xplor and Lomak have been recorded at fair value as of the date of the combination as required under purchase accounting. The consolidated financial statements reflect the operations solely of New Venus and predecessor entities for the periods prior to May 21, 1997, whereas such financial statements reflect the operations of the combined entities for the period subsequent to May 21, 1997.

Liquidity and Capital Resources

(a)  Liquidity

   At March 31, 1998, the Company had a working capital deficit of $494,000 compared with a deficit of $769,000 at December 31, 1997, an increase in working capital of $275,000. This increase is primarily attributable to an increase in cash and equivalents due to an increase in long-term debt and a decrease in accounts payable partially offset by a decrease in accounts receivable and an increase in current maturities of long-term debt.

   Net cash provided by operating activities during the three months ended March 31, 1998, was $7,000, whereas $636,000 was used in operating activities for the same three month period in 1997. During the first three months of 1998, the Company realized a net loss of $1,466,000. This compares with a net loss of $1,121,000 for the first three months of 1997. These losses include non cash expenses (impairments, depreciation, depletion and amortization, and compensation expense for restricted stock and stock options) totaling $1,121,000 for 1998 and $700,000 for 1997. Accounts receivable decreased in the first three months of 1998 by $885,000 primarily due to the receipt of monies for oil and gas sales.

  During the first three months of 1998 the Company incurred capital expenditures on oil and gas properties of $1,154,000 and $31,000 on other fixed assets. During the same period in 1997, the Company had capital expenditures of $806,000 and received proceeds for the sale of property and equipment of $37,000.

   For the three months ended March 31, 1998, $2,205,000 was provided by financing activities consisting of $2,253,000 of proceeds from long-term debt issued less $48,000 of repayments and deferred financing costs. This compares with $708,000 provided by financing activities for the three month period ended March 31, 1997. Of this amount, $740,000 was provided from the issuance of long-term debt offset by repayments of $32,000.

(b)      Capital Resources

   Capital expenditures for the remainder of 1998 are budgeted at approximately $5.9 million. The Company plans to finance such expenditures from bank borrowings secured by existing proved oil and gas reserves and from additional capital it plans to seek in 1998 through a placement of equity or debt in the public or private markets. The Company's capital expenditure budget is continually reviewed, and revised as necessary, based on perceived opportunities and business conditions. Under the existing revolving credit facility, the Company currently has a borrowing base of $5,250,000. As of May 15, 1998, the amount drawn by the Company was $3,226,000 resulting in an unused borrowing base of $2,024,000.

   On April 23, 1998, the Company received a proposal from Anadarko Petroleum Corporation ("Anadarko") to drill a development well to be operated by Anadarko in Freestone County, Texas, on a 704 acre unit in which the Company owns a 25.0% working interest. The Company's estimated share of drilling or dry hole costs is $180,100 and its estimated share of completed well costs is $348,475. Anadarko has recently completed a nearby gas well and is currently drilling a second well nearby. If the proposed well is successful, Anadarko may propose subsequent development wells to be drilled in 1998 on the Company's acreage. The Company is currently evaluating the economics of the proposed development program prior to making an election whether or not to participate.

(c)      Results of Operations

   As noted above, the consolidated statement of operations for the three month period ended March 31, 1997 reflects the operations of New Venus only, whereas the consolidated statement of operations for the same period ended March 31, 1998 reflects the operations of the combined entities subsequent to the combination date. Variances are addressed in the following paragraphs by significant operating captions.

   Revenues and expenses were higher during 1998 due to the inclusion of the combined entities subsequent to May 21, 1997 and wells completed during the last 12 months. As reflected in the following table, oil and gas volumes and average gas prices increased while average oil prices decreased in 1998 compared with like periods in 1997.

                                      Three Months Ended March 31,
                            -----------------------------------------------
                                     1998                     1997
                            ---------------------     ---------------------
                             Sales        Average      Sales        Average
                             Volume       Prices       Volume       Prices
                            --------     --------     --------     --------
    Gas (MCF)                144,580     $   2.39       26,232     $   1.85
    Oil (BBLS)                37,161     $  15.55        5,417     $  18.04

   The average oil and gas prices reflect the effect of price hedging. The Company only hedges oil and gas volumes as required under its term loan agreement (see Note 5 of Notes to Consolidated Financial Statements). Accordingly, the Company has not entered into any new hedging contracts since December 1996. Because production volumes have increased significantly over the past twelve months, the effect of hedges maturing during the first quarter of 1997, which negatively impacted prices, was significantly higher relative to volumes reported during that period than the effect of the hedges maturing during the first quarter 1998. In 1997 approximately 55% of the oil volumes and 22% of the gas volumes were hedged. In 1998 approximately 6% of the oil volumes and 5% of the gas volumes were hedged. In 1997, as a result of the hedge, oil prices were lower by approximately $3 per barrel and gas prices were lower by approximately $0.20 per thousand cubic feet. In 1998, as a result of the hedge, oil prices were higher by approximately $0.20 per barrel and gas prices were unaffected.

   First quarter 1998 was significantly impacted by lower oil prices because most of the Company's significant increase in volumes were subject to current market prices which averaged approximately $5.60 per barrel lower than first quarter 1997 market prices. This was partially offset by an increase in average gas prices of approximately $0.30 per thousand cubic feet. The net impact on revenue during the first quarter 1998 was a decrease of approximately $140,000.

Three Months Ended March 31, 1998 and 1997

   The Company's net loss of $1,466,000 for the quarter ended March 31, 1998 compares with last year's net loss of $1,121,000 for the same period. This $345,000 variance is primarily attributable to an increase in oil and gas sales which was more than offset by increases in expenses.

   For the first quarter of 1998, oil and gas revenues increased by $796,000 primarily as a result of nine producing wells completed and brought on stream after March 31, 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil and gas sales for the three months ended March 31, 1998 include a $6,000 gain on hedging instruments.

   Production expenses of $441,000 for the quarter ended March 31, 1998, increased by $387,000 as a result of nine producing wells completed and brought on stream during the past twelve months and the operating expenses associated with the wells acquired in the business combination. Direct operating expenses relative to oil and gas revenues increased to 47% compared with 37% for the quarter ended March 31, 1997 primarily as a result of lower product prices. Also contributing to this increase is the relatively higher operating cost associated with mature, nonoperated properties acquired in the business combination. This was partially offset by deliveries from the nine new wells which have higher production levels and lower operations and maintenance expense on an equivalent unit basis as compared with the Company's producing wells in 1997.

   Impairment of oil and gas properties increased from $432,000 for the first three months of 1997 to $715,000 for the same period of 1998. The Company recognized increased impairments in 1998 due in part to the significant decrease in oil prices. In addition, the Company experienced a revision in reserves on one of its fields based on the results of a recently completed well.

   Depreciation, depletion and amortization expense for the three months ended March 31, 1998 was $341,000, an increase of $312,000 over the same period in 1997 as the result of wells acquired in the business combination and new wells completed over the past 12 months.

   For the three month periods ended March 31, 1998 and 1997 the Company recognized $9,000 and $151,000 of compensation expense for restricted stock and stock options, respectively.

Recent Accounting Pronouncements

   On January 1, 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Adoption of FAS No. 130 did not have an impact on the Company's financial presentation of income.

Information Regarding Forward Looking Statements

   The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. See Item 1 "Business - Forward Looking Statements" and "- Risk Factors" in the Form 10-K for additional information about the Company's risks.


Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

             Excluded as provided by Item 305(e) of Regulation S-K.

PART II - OTHER INFORMATION


Item 2.   Changes in Securities

            Effective March 1, 1998, the Compensation Committee of the Board of Directors of the Company approved the issuance of 100,000 shares of the Company's Common Stock and 202,500 options to acquire shares of the Company's Common Stock. Those securities were issued pursuant to the Company's 1997 Incentive Plan that was previously approved by the Company's shareholders. The shares of Common Stock were granted to two senior non-executive employees of the Company. The options were granted to substantially all of the Company's officers, employees and consultants.

            The securities were issued as compensation to the various recipients, all of whom provide important services to the Company. The Company considers these issuances of securities to be private placements and exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

            All the securities are subject to a 3-year vesting period and the continued employment with, or services to, the Company. A third of the securities issued to each of the recipients vests at the end of each of the three years following the effective date of issuance.
         With certain exceptions, the exercise price for the options is $3.375, and the term of the options is ten years. The exceptions apply to 72,000 options granted to E.L. Ames, Jr., John Y. Ames, and Eugene L. Ames III, and the exercise price for their options is $3.75, and their term is five years.

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         11.1 Statement re: computation of per share earnings for the three months ended March 31, 1998 and 1997 (see Note 4 of Notes to Consolidated Financial Statements).

         27.1    Financial Data Schedule


(b)      Reports on Form 8-K

                          None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VENUS EXPLORATION, INC.



Dated:  May 20, 1998              BY:      /s/ Eugene L. Ames, Jr.
                                     ---------------------------------
                                               Eugene L. Ames, Jr.
                                          (Chief Executive Officer)





Dated:  May 20, 1998              BY:      /s/ Patrick A. Garcia
                                     ------------------------------------
                                               Patrick A. Garcia
                                         (Principal Accounting Officer)

                                 EXHIBIT INDEX




Exhibit No.                               Description
-----------      ------------------------------------------------------------------------------------
    11.1         Statement re: computation of per share earnings for the three months ended March 31,
                 1998 and 1997 (see Note 4 of Notes to Consolidated Financial Statements).

    27.1         Financial Data Schedule