Form 10-Q
period 1998-06-30
VENUS EXPLORATION INC
filed 1998-08-19
CIK 312037

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended          June 30, 1998
                                                -------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

              Commission file number         0-14334
                                     ---------------------------------------

                             Venus Exploration, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       13-3299127
--------------------------------                      -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

            1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                               Yes  X   No
                                   ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at August 12, 1998
          -----                             ------------------------------

Common Stock $.01 par value                         9,855,635 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                        PAGE
                                                                                        ----

PART  I.  - FINANCIAL INFORMATION

Item 1.   - Financial Statements (Unaudited)

              (a) Consolidated Balance Sheets as of                                       3
                   June 30, 1998 and December 31, 1997

              (b) Consolidated Statements of Operations for                               4
                   the three-month periods ended June 30,
                   1998 and 1997

              (c) Consolidated Statements of Operations for                               5
                   the six-month periods ended June 30, 1998
                   and 1997

              (d) Consolidated Statements of Cash Flows                                   6
                   for the six-month periods ended
                   June 30, 1998 and 1997

              (e) Notes to Consolidated Financial Statements                              7

Item 2.   - Management's Discussion and Analysis of Financial                            11
             Condition and Results of Operations

Item 3.   - Quantitative and Qualitative Disclosures About                               19
             Market Risk

PART II.  - OTHER INFORMATION

Item 2.   - Changes in Securities and Use of Proceeds                                    20

Item 6.   - Exhibits and Reports on Form 8-K                                             20

Signatures                                                                               21

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,        December 31,
                                                                                      1998              1997
                                                                                    --------        ------------
                                                                                    (UNAUDITED)
                                                                                          (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and equivalents                                                          $    607         $    682
       Trade accounts receivable and other                                              1,703            2,374
                                                                                     --------         --------
            TOTAL CURRENT ASSETS                                                        2,310            3,056

    OIL AND GAS PROPERTIES AND EQUIPMENT,
       net(successful efforts method), at cost                                          8,253            9,101

    OTHER PROPERTY AND EQUIPMENT, net, at cost                                            287              274

    DEFERRED FINANCING COSTS,
       at cost less accumulated amortization                                              345              377

    OTHER ASSETS, at cost less accumulated amortization                                   125              123
                                                                                     --------         --------
            TOTAL ASSETS                                                             $ 11,320         $ 12,931
                                                                                     ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Trade accounts payable                                                        $  2,363         $  3,080
       Advances from interest owners                                                      231               18
       Other liabilities                                                                   15              227
       Current maturities of long-term debt                                             1,631              500
                                                                                     --------         --------
             TOTAL CURRENT LIABILITIES                                                  4,240            3,825

    LONG-TERM DEBT                                                                      3,604            1,505

    OTHER LONG-TERM LIABILITIES                                                            25               27
                                                                                     --------         --------
             TOTAL LIABILITIES                                                          7,869            5,357
                                                                                     --------         --------

    SHAREHOLDERS' EQUITY
       Preferred stock, par value of $.01;
          5,000,000 shares authorized; none issued
          and outstanding as of June 30, 1998
          and December 31, 1997, respectively                                            --               --
       Common stock, par value of $.01;
          30,000,000 shares authorized;
          9,849,950 and 9,736,815
          shares issued and outstanding as of
          June 30, 1998 and December 31, 1997,
          respectively                                                                     98               97
       Additional paid-in capital                                                      15,394           15,010
       Retained earnings (deficit)                                                    (11,741)          (7,533)
       Unearned compensation - restricted stock                                          (300)            --
                                                                                     --------         --------

             TOTAL SHAREHOLDERS' EQUITY                                                 3,451            7,574
                                                                                     --------         --------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 11,320         $ 12,931
                                                                                     ========         ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended June 30,
                                                                       ---------------------------
                                                                          1998             1997
                                                                         -------         -------
                                                                   (In thousands, except per share data)

OIL AND GAS REVENUES                                                     $   723         $   615
                                                                         -------         -------

EXPENSES
     Production expense                                                      396             173
     Exploration expense, including dry holes                                675             124
     Impairment of oil and gas properties                                  1,200            --
     Depreciation, depletion and amortization                                281             179
     General and administrative                                              787             695
                                                                         -------         -------
               Total expenses                                              3,339           1,171
                                                                         -------         -------
Operating profit (loss)                                                   (2,616)           (556)
                                                                         -------         -------

OTHER INCOME (EXPENSE)
     Interest expense                                                       (145)            (40)
     Gain (loss) on sale of assets                                            10              (2)
     Interest and other income                                                 9              19
                                                                         -------         -------
                                                                            (126)            (23)
                                                                         -------         -------

               Net earnings (loss)                                       $(2,742)        $  (579)
                                                                         =======         =======

Earnings (loss) per share,
     Basic and diluted                                                   $  (.28)        $  (.09)
                                                                         =======         =======

Common shares and equivalents outstanding,
     Basic and diluted                                                     9,848           6,201
                                                                         =======         =======









                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                1998             1997
                                                               -------         -------
                                                          (In thousands, except per share data)

OIL AND GAS REVENUES                                           $ 1,664         $   760
                                                               -------         -------

EXPENSES
     Production expense                                            837             227
     Exploration expense, including dry holes                      815             210
     Impairment of oil and gas properties                        1,915             432
     Depreciation, depletion and amortization                      622             208
     General and administrative                                  1,488           1,331
                                                               -------         -------
               Total expenses                                    5,677           2,408
                                                               -------         -------
Operating profit (loss)                                         (4,013)         (1,648)
                                                               -------         -------

OTHER INCOME (EXPENSE)
     Interest expense                                             (227)            (74)
     Gain (loss) on sale of assets                                  10              (1)
     Interest and other income                                      22              23
                                                               -------         -------
                                                                  (195)            (52)
                                                               -------         -------

               Net earnings (loss)                             $(4,208)        $(1,700)
                                                               =======         =======

Earnings (loss) per share,
     Basic and diluted                                         $  (.43)        $  (.36)
                                                               =======         =======

Common shares and equivalents outstanding,
     Basic and diluted                                           9,810           4,734
                                                               =======         =======









                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                           1998             1997
                                                                         --------         --------
                                                                              (In thousands)

OPERATING ACTIVITIES
  Net earnings (loss)                                                    $ (4,208)        $ (1,700)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation, depletion and amortization of oil
     and gas properties                                                       622              208
   Other depreciation, depletion and amortization                             110              132
   Impairments, abandoned leases and dry hole costs                         2,424              485
   Expenses compensated with restricted and unrestricted
     stock and stock options                                                   85              252
   Loss on sale property and equipment                                       --                  1
   Change in operating assets and liabilities:
     Decrease (increase) in trade accounts
      receivable and other                                                    671             (308)
     Decrease in trade accounts payable                                      (717)            (134)
     Increase (decrease) in advances from
      interest owners                                                         213             (345)
     Increase (decrease) in other liabilities                                (212)             258
                                                                         --------         --------

Net cash used in operating activities                                      (1,012)          (1,151)
                                                                         --------         --------

INVESTING ACTIVITIES
   Capital expenditures                                                    (2,278)          (1,289)
   Cash acquired in business combination                                     --              2,921
   Proceeds from sales of property and equipment                               11               37
                                                                         --------         --------

Net cash provided by (used in) investing activities                        (2,267)           1,669
                                                                         --------         --------

FINANCING ACTIVITIES
   Net proceeds from issuance of long-term debt
     and revolving credit agreement                                         3,286            1,460
   Proceeds from options exercised                                           --                 28
   Principal payments on long-term debt                                       (56)            (131)
   Deferred financing costs                                                   (26)             (12)
                                                                         --------         --------

Net cash provided by financing activities                                   3,204            1,345
                                                                         --------         --------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   (75)           1,863

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                   682            1,304
                                                                         --------         --------

CASH AND EQUIVALENTS AT END OF PERIOD                                    $    607         $  3,167
                                                                         ========         ========








                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                Three and Six Months Ended June 30, 1998 and 1997



1.  Organization and Business Combination

   Venus Exploration, Inc. (the "Company") is primarily engaged in the business of exploring for, acquiring, developing and operating onshore oil and gas properties in the United States. The Company's major areas of activity are Texas, Oklahoma, Utah and West Virginia.

2.  Basis of Presentation

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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations for the three and six months ended June 30, 1998 and 1997.

   The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

   Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the current presentation.

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

   Earnings (loss) per share for the three month periods ended June 30, 1998 and 1997 are calculated based on 9,848,322 and 6,200,610 weighted average shares outstanding, respectively, and the six month periods ended June 30, 1998 and 1997 are calculated based on 9,810,004 and 4,733,987 shares outstanding, respectively.

   The common stock issued in 1996 by Venus Energy PLC to capitalize Venus Exploration, Inc. has been treated as outstanding to May 21, 1997 for purposes of calculating earnings per share.

5.  Long-Term Debt

   Long-term debt consists of the following:

                                                         June 30,     December 31,
                                                           1998           1997
                                                         --------     ------------
                                                               (In thousands)

    Revolving credit due on June 30, 2000                $ 3,604         $   500*
    Subsidiary term loan due October 8, 2005               1,631*          1,505
                                                         -------         -------
                                                         $ 5,235         $ 2,005
                                                         =======         =======

        *  Classified as a current liability


Revolving Credit

   In May 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months by the bank based on the Company's oil and gas reserves that secure the loan. Interest on related borrowings is based on either of two methods at the option of the Company: the bank's prime lending rate or LIBOR plus 1.75%. For balances outstanding at June 30, 1998 the Company chose the LIBOR based rate (7.4% at June 30, 1998) for $2,000,000 of the outstanding balance and the bank's prime lending rate (8.5% at June 30, 1998) for the remaining balance outstanding, $1,604,000.

   A commitment fee of 3/8 of one percent of the undrawn balance of the borrowing base is payable quarterly. Interest is payable monthly, and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of June 30, 1998, the borrowing base was $5,250,000, and the amount drawn by the Company was $3,604,000 resulting in an unused borrowing base of $1,646,000. On July 8, 1998, the credit facility was amended whereby the borrowing base was reduced to $4,940,000. On August 19, 1998, the credit facility was amended whereby the borrowing base was increased by $300,000 to $5,240,000.

   Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth. Among other matters, the credit facility contains covenants which limit the incurrence of additional indebtedness and restrict payments of dividends. On May 19, 1998, the credit facility was amended whereby the tangible net worth requirement was reduced from $7,500,000 to $5,250,000. At June 30, 1998, the Company was either in compliance with, or had obtained waivers with respect to, these covenants. On June 30, 1998, the Company's tangible net worth was below that required under the facility. The Company has obtained a waiver to September 30, 1998, of the tangible net worth requirement. Because the Company believes that it will be in compliance with the debt covenants subsequent to that date, the Company continues to classify the debt as long-term in the accompanying consolidated financial statements.

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

   Payments on borrowings under the agreement are based on 85 or 90 percent of the net revenue, as defined in the agreement, from the secured properties, depending on the value of the proved reserves of the secured properties relative to the outstanding loan balance. Payments increase to 100 percent of net revenue if Development is not in compliance with certain financial requirements.

   The term loan and security agreement requires, among other matters, maintenance of a minimum working capital amount and collateral value to loan value coverage ratios. Development was not in compliance with these requirements at June 30, 1998, nor is it in compliance as of August 13, 1998. Due to this non-compliance, the interest rate on outstanding debt to Development's lender has risen from 9.5% to 11.5% per annum effective June 1, 1998.

   Under the terms of the agreement, the loan cannot be prepaid prior to October 1999 without the lender's approval. Presently the Company is negotiating with the lender to terminate the term loan agreement. Accordingly, the amount borrowed under this agreement, $1,631,000, has been classified as a current liability pending final settlement with lender and development of further plans for longer term financing.

6.  Shareholders' Equity

   Effective March 1, 1998 the Company awarded, under its existing incentive plan, qualified stock options and restricted stock grants that vest over a three-year period. The qualified stock options were issued to all employees. The restricted stock grants (100,000 shares) were issued at no charge to two key technical employees who are not officers of the Company. The Company is recognizing compensation expense for the value of the restricted stock grants over the vesting period.

7.  Accounting for Income Taxes

   No provision for income taxes has been recorded for the periods ended June 30, 1998 and 1997 due to the losses recorded by the Company.

8.  Hedging Transaction

   The Company uses price swaps for production on properties pledged under Development's term loan agreement discussed in Note 5 as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of price fluctuations.

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

   On December 2, 1996, Development entered into a financial swap, as required under the term loan agreement discussed in Note 5 above, whereby the counterparty agrees to pay Development the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) should the floating price fall below the negotiated fixed price of $2.0497 per thousand British thermal units ("mmbtu") for natural gas or $19.045 per barrel for oil, respectively. Should the floating price exceed the fixed price for natural gas or oil, Development is required to remit the difference to the counterparty. As of June 30, 1998, quantities hedged are 68,868 mmbtu's of natural gas and 24,102 barrels of oil. As of June 30, 1998, the estimated fair value of Development's swap positions was a net receivable of approximately $24,000 based upon an estimate of what Development would receive if the contracts were liquidated. This financial swap agreement expires December 31, 2001.

9.  Commitments and Contingencies

   The Company is involved in various claims and legal actions in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material effect on the financial statements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the consolidated statement of operations for the three and six month periods ended June 30, 1997 reflects the operations of New Venus only for the periods prior to May 21, 1997 and of the combined entity for the period after May 21, 1997, whereas the consolidated statement of operations for the same period ended June 30, 1998 reflects the operations of the combined entities subsequent to the combination date. Variances are addressed in the following paragraphs by significant operating captions.

   Revenues and expenses were higher during 1998 due to the inclusion of the combined entities subsequent to May 21, 1997 and wells completed during the last 12 months. As reflected in the following table, oil and gas volumes increased while average oil and gas prices decreased in 1998 compared with like periods in 1997.

                                                1998                      1997
                                                ----                      ----
                                         Sales        Average      Sales        Average
                                         Volume       Prices       Volume       Prices
                                         ------       -------      ------       -------

         Six Months Ended June 30,
                  Gas (Mcf)              285,553     $  2.25       138,574     $  2.36
                  Oil (Bbls)              67,405     $ 14.80        23,299     $ 18.20

         Three Months Ended June 30,
                  Gas (Mcf)              140,973     $  2.10       112,342     $  2.48
                  Oil (Bbls)              30,244     $ 13.88        18,188     $ 17.94

   Average oil and gas prices reflect the effect of price hedging. The Company only hedges oil and gas volumes as required under Development's term loan agreement (see Note 5 of Notes to Consolidated Financial Statements). Accordingly, the Company has not entered into any new hedging contracts since December 1996. Because production volumes have increased significantly since January 1, 1997, the effect of hedges maturing during the first half of 1997, which negatively impacted prices, was significantly higher relative to volumes reported during that period than the effect of the hedges maturing during the first half of 1998. For the six months ended June 30, 1997 approximately 23% of the oil volumes and 9% of the gas volumes were hedged. For the six months ended June 30, 1998 approximately 7% of the oil volumes and 5% of the gas volumes were hedged. In 1997, as a result of the hedge, oil prices were lower by approximately $.76 per barrel, and gas prices were lower by approximately $.05 per thousand cubic feet. In 1998, as a result of the hedge, oil prices were higher by approximately $.25 per barrel, and gas prices were unaffected.

   The first half of 1998 was impacted by lower oil prices because most of the Company's significant increase in volumes were subject to current market prices which averaged approximately $3.88, or 21%, per barrel lower than first half of 1997 market prices. The average market price for natural gas also decreased by approximately $.17, or 7%, per thousand cubic feet. The impact on revenue during the first half of 1998 was a decrease of approximately $290,000.

Three Months Ended June 30, 1998 and 1997

   The Company's net loss of $2,742,000 for the quarter ended June 30, 1998 compares with last year's net loss of $579,000 for the same period. This $2,163,000 variance is primarily attributable to increases in production expenses, exploration and dry hole expenses, and impairments due to price decreases.

   For the second quarter of 1998, oil and gas revenues increased by $108,000 primarily as a result of seven producing wells completed and brought on stream after June 30, 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil and gas sales for the three months ended June 30, 1998 include a $8,000 gain on hedging instruments.

   Production expenses of $396,000 for the quarter ended June 30, 1998, increased by $223,000 as a result of seven producing wells completed and brought on stream during the past twelve months and the operating expenses associated with the wells acquired in the business combination. Direct operating expenses relative to oil and gas revenues increased to 55% compared with 28% for the quarter ended June 30, 1997 primarily as a result of lower product prices. Also contributing to this increase is the relatively higher operating cost associated with mature, non-operated properties acquired in the business combination. This was partially offset by deliveries from the seven new wells which have higher production levels and lower operations and maintenance expense on an equivalent unit basis as compared with the Company's producing wells in 1997.

   Exploration and dry hole expense of $675,000 for the three months ended June 30, 1998 was an increase of $551,000 from three months ended June 30, 1997. This increase was primarily attributable to an increase in dry hole costs.

   A $1,200,000 impairment of oil and gas properties was recorded in the second quarter of 1998 while no impairment was incurred for the same period of 1997. The Company recognized an impairment in the second quarter of 1998 on two high operating-cost fields due to the decrease in oil prices during the quarter.

   Depreciation, depletion and amortization expense for the three months ended June 30, 1998 was $281,000, an increase of $102,000 over the same period in 1997 as the result of wells acquired in the business combination and new wells completed over the past 12 months.

   For the three month periods ended June 30, 1998 and 1997 the Company recognized $43,000 and $101,000, respectively, of expenses compensated with restricted and unrestricted stock and stock options.

Six Months Ended June 30, 1998 and 1997

   The Company's net loss of $4,208,000 for the six months ended June 30, 1998 compares with last year's net loss of $1,700,000 for the same period. This $2,508,000 variance is primarily attributable to increases in production expenses, exploration and dry hole expenses, and impairments due to price decreases.

   For the first six months of 1998, oil and gas revenues increased by $904,000 primarily as a result of seven producing wells completed and brought on stream after June 30, 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil and gas sales for the six months ended June 30, 1998 include a $14,000 gain on hedging instruments.

   Production expenses of $837,000 for the six months ended June 30, 1998, increased by $610,000 as a result of seven producing wells completed and brought on stream during the past twelve months and the operating expenses associated with the wells acquired in the business combination. Direct operating expenses relative to oil and gas revenues increased to 50% compared with 30% for the six months ended June 30, 1997 primarily as a result of lower product prices. Also contributing to this increase is the relatively higher operating cost associated with mature, non-operated properties acquired in the business combination. This was partially offset by deliveries from the seven new wells which have higher production levels and lower operations and maintenance expense on an equivalent unit basis as compared with the Company's producing wells in 1997.

   Exploration and dry hole expense of $815,000 for the six months ended June 30, 1998 was an increase of $605,000 from six months ended June 30, 1997. This increase was primarily attributable to an increase in dry hole costs.

   Impairment of oil and gas properties increased from $432,000 for the first six months of 1997 to $1,915,000 for the same period of 1998. The Company recognized increased impairments in 1998 due in part to the significant decrease in oil prices. In addition, the Company experienced a downward revision in reserves on one of its fields based on the results of a well completed during the period.

   Depreciation, depletion and amortization expense for the six months ended June 30, 1998 was $622,000, an increase of $414,000 over the same period in 1997 as the result of wells acquired in the business combination and new wells completed over the past 12 months.

   For the six month periods ended June 30, 1998 and 1997 the Company recognized $85,000 and $252,000, respectively, of expenses compensated with restricted and unrestricted stock and stock options.

Liquidity and Capital Resources

(a)  Liquidity

   At June 30, 1998, the Company had a working capital deficit of $1,930,000 compared with a deficit of $769,000 at December 31, 1997, a decrease in working capital of $1,161,000. This decrease is primarily attributable to a decrease in cash and equivalents, a decrease in accounts receivable and an increase in current maturities of long-term debt partially offset by a decrease in accounts payable. On June 30, 1998, the Company's tangible net worth was below that required under the revolving credit facility. The Company has obtained a waiver to September 30, 1998, of the tangible net worth requirement. Because the Company believes that it will be in compliance with the debt covenants subsequent to that date, the Company continues to classify the debt as long-term in the accompanying consolidated financial statements. The bank has increased the Company's borrowing base by $300,000. The Company is actively exploring various options including sales of debt, convertible debt and securities in the public or private markets to increase the Company's tangible net worth.

   Net cash used in operating activities during the six months ended June 30, 1998, was $1,012,000, whereas $1,151,000 was used in operating activities for the same six month period in 1997. During the first six months of 1998, the Company realized a net loss of $4,208,000. This compares with a net loss of $1,700,000 for the first six months of 1997. These losses include non-cash expenses (impairments, depreciation, depletion and amortization, and expenses compensated with restricted and unrestricted stock and stock options) totaling $2,732,000 for 1998 and $1,015,000 for 1997. Accounts receivable and other decreased in the first six months of 1998 by $671,000 primarily due to reduced oil and gas sales.

   During the first six months of 1998 the Company incurred capital expenditures on oil and gas properties of $2,215,000 and $63,000 on other fixed assets. During the same period in 1997, the Company had capital expenditures of $1,289,000.

   For the six months ended June 30, 1998, $3,204,000 was provided by financing activities consisting of $3,286,000 of proceeds from long-term debt issued less $82,000 of repayments and deferred financing costs. This compares with $1,345,000 provided by financing activities for the six month period ended June 30, 1997 from exercised options of $28,000 and the issuance of $1,460,000 in long-term debt offset by repayments and deferred financing costs of $143,000.

   As discussed in note 5 of Notes to Consolidated Financial Statements, Development is not in compliance with certain financial requirements of the Subsidiary Term Loan Agreement. Development and the Company are currently negotiating with the lender to terminate the agreement. Accordingly, the amount borrowed under this agreement, $1,631,000, has been classified as a current liability pending final settlement with lender and development of further plans for longer term financing.

   If the Company and lender are not able to reach an agreement, under the terms of the Agreement, the lender has the option to exercise its security interests in all the pledged properties, which includes the Company's ownership interests in Development. However, the lender has no recourse against the Company's other assets. At June 30, 1998, Development's debt exceeded the carrying value of the secured assets by $508,000. For the six months ended June 30, 1998, 14% of the Company's revenues are attributed to Development's properties.

   Management has estimated the cost in the remainder of 1998 and in 1999 for 3-D seismic studies, acquisition of oil and gas leases and drilling of 18 to 24 initial exploration wells on the prospects or prospect leads, which activities are discussed under "Capital Resources" below, to be $8,000,000 to $9,700,000. There is no assurance that all 24 prospects will be drilled. Substantially all of this amount is discretionary in nature, as opposed to contractually committed for.

   The Company's current cash flow from operations will need to be supplemented with contributions from capital to maintain the current level of general and administrative expenditures, exploration overhead expenses and other costs through the remainder of the fiscal year. The Company expects improvements in cash flows from operations in the near future as two recently completed wells are put on-line and sales of production begin. Until the Company is able to develop a larger reserve base through exploration, development or acquisition activities, cash flow from operations available for investment, e.g., exploration and development drilling, is limited. On August 19, 1998, the credit facility was amended whereby the borrowing base was increased by $300,000 to $5,240,000; however, as of August 19, 1998, the Company does not have funds available under its existing credit facilities to fund the capital expenditures mentioned above. Most of this increase in the borrowing base will be used to fund non-capital expenditures. Accordingly, the ability of the Company to carry out its exploration and development program as discussed under "Capital Resources" below will be dependent upon its ability to raise additional capital. In addition, to comply with the terms of its revolving credit agreement the Company will have to raise additional capital by September 30, 1998. As discussed in Note 5 of the Notes to Consolidated Financial Statements, as of June 30, 1998, the Company was not in compliance with the tangible net worth requirement of its revolving line of credit facility, and the Company has obtained a waiver, to September 30, 1998, of that requirement. Because the Company believes that it will be in compliance with the debt covenants subsequent to that date, the Company continues to classify the debt as long-term in the accompanying consolidated financial statements. The Company is actively exploring various options including sales of debt, convertible debt and equity securities in the public or private markets to fund the Company's capital and expenditure budget. In the event the Company is unable to raise the full amount of capital required to fund its capital budget, the Company would explore other sources of funding, including farm-out opportunities, other industry partnering activities and asset sales. In addition, the Company would necessarily have to delay certain of its exploration and development projects until funding was available for those projects. Any such delays in implementing its capital expenditure program would necessarily impact its ability to develop a larger reserve base and, therefore, its ability to increase cash flow.

(b)      Capital Resources

   The Company's principal business activity is the identification of and acquisition of leasehold interests on drilling prospects that are prospective for discovery of oil or gas. The methods used to identify drilling prospects include the application of advanced geological and geophysical technology. Geological and geophysical research usually requires significant investment by the Company in general and administrative costs, which costs may not produce related income for several years or until discovery and production of oil or gas from a project. This, plus the fact that the Company's exploration activities are significant in relation to its current production base, results in the Company's general and administrative expense burden currently being disproportionately high in relation to oil and gas revenues.

   The Company uses successful efforts accounting as opposed to full cost accounting. Under successful efforts, companies capitalize the cost of successful exploratory wells and the cost of all development wells. They expense all other exploration cost such as seismic and other geological and geophysical cost. Full cost companies capitalize all exploration costs, including dry holes. Full cost accounting tends to reduce expenditures charged against earnings in early periods because full cost companies charge these capitalized costs against earnings in future periods as depreciation, depletion and amortization expense. Consequently, over time, this expense tends to be higher for full cost companies.

   The Company incurred an impairment write-down of $1,200,000 in the current quarter as a result of lower crude oil prices. The write-down is the result of the carrying value of two fields being higher than their fair value based on June 30, 1998 oil prices. For the six month period, the Company incurred impairment write-downs totaling $1,915,000; $1,480,000 of the impairment for the six month period is a direct result of lower oil prices. The two fields are non-operated, and they were acquired in the May 1997 business combination. Accordingly, their carrying values were assigned under purchase accounting rules. Both fields are mature and have high operating costs, which makes their values highly sensitive to changes in product prices. These impairments plus the lower revenues caused by the lower oil prices were the most significant cause of the reduction in tangible net worth.


   The Company recorded dry hole cost of $509,000 for the six-month period ended June 30, 1998 compared to $62,000 in 1997.

   At the current time, the Company's exploration team has identified an inventory of 43 individual prospects and prospect leads that the Company's exploration team believes are prospective to contain undiscovered oil or gas reserves. Dependent upon the quantity and quality of geological and geophysical evidence available in and around each such area, such areas may be classified either as a prospect or a prospect lead. A prospect is defined as an area that, to a large extent, is confirmed by geological or geophysical data as drillable; a prospect lead is defined as an area that contains indications that it may be a favorable area for containing hydrocarbons but that requires additional geoscientific data confirmation before being upgraded to a prospect.

   Although advanced geoscientific technology in many areas can condemn certain prospects and eliminate the need for drilling test wells and can in many areas improve the probability for drilling successful exploration wells, advanced geoscience technology provides no assurance that an exploration test well will be productive of oil or gas in commercial quantities.

   The Company has identified 18 to 24 exploratory prospects and prospect leads that have already been, or that management believes may be, confirmed as drilling prospects and that could reach the drilling stage in 1998 or 1999. The estimated cost to the Company in additional seismic activity and in leasing and in drilling exploration test wells, if all these areas are drilled, is $8,000,000 to $9,700,000. Management plans to confirm by additional seismic analysis, to obtain oil and gas leases to the extent required, and to drill as many of the initial test wells as is possible in 1998 and 1999. It is recognized that for a variety of reasons outside of the Company's control, certain of these prospects in the 1998 - 1999 drilling program may not actually be drilled in that time frame. The 3-D seismic information gathered may condemn certain prospects or leads currently identified, thus eliminating them from the drilling schedule. The 3-D seismic data, however, may also identify new, heretofore unrecognized prospects.

   One 3-D seismic project is planned to be conducted within an area that may cover 80 sections (a section is a 640-acre tract) in an area in the South Permian Basin of West Texas. The Company drilled an exploratory test well in this area in the second quarter of 1998. That well was drilled to a depth of 8,100 feet and was plugged and abandoned as a dry hole at a cost to the Company of $171,000. Although this well was drilled in search of oil or gas, one of the reasons for drilling this well was to obtain seismic velocity information, which is important in the accurate processing of both existing 2-D seismic data and 3-D seismic coverage. Within the area of interest to be covered by this 3-D seismic data acquisition project, the Company's exploration team has used its proprietary and non-proprietary 2-D data to identify six or more drilling prospects or prospect leads of varying size that are believed to be large enough to be prospective.

   Of the 24 exploratory prospects and prospect leads management hopes can be confirmed for drilling and placed on the operations schedule for drilling in 1998 and 1999, 15 are located on the Texas Gulf Coast and South Central Louisiana in the Yegua Trend, which is an area where the Company has been actively involved in exploration since 1984.

   The Company also drills exploitation wells to develop or extend the area of oil and gas reserves that the Company or others have discovered previously through exploration drilling. Such exploitation of existing reserves also, in some cases, may result in discovery and development of new and/or undeveloped producing reservoirs in existing fields.

   Excluding and unrelated to the previously mentioned exploration prospects and prospect leads, the Company's geoscientists have identified locations for as many as 50 oil or gas wells in existing oil and gas fields on properties where the Company has an interest, and several years could be required to complete field development drilling. Most of these locations are classified as unproven. The Company's current business plan provides for commencement of drilling of 6 to 8 exploitation wells in the remaining months of 1998 and 12 to 17 wells in 1999, or a maximum of 25 field exploitation wells in the balance of 1998 and 1999. (Exploitation drilling planned for herein does not consider or include any development wells that may need to be drilled as a result of the exploration success.)

   The estimated investment to the Company for its average 29.7% working interest in these field exploitation wells would range from $5,500,000 to $7,129,000.

   One of the field exploitation projects is in the Allen Field of Seminole County, Oklahoma, where the Company drilled and completed two wells in 1998. The #1 and #2 Culley are producing approximately 155 barrels of oil per day. The Company operates these wells with a 100% working interest. The #3 Culley well drilled by the Company in June 1998 was determined to be non-productive and has been converted to a salt-water disposal well capable of disposing more than 2,000 barrels of salt water per day. Both the #1 and #2 Culley producing wells produce salt water.

   Another of the fields in the exploitation portfolio is the Dew Field in Freestone County, Texas, where the Company owns a 25% interest in the H.E. White unit operated by Anadarko Petroleum Corporation ("Anadarko"). The #2 White unit well was drilled to a total depth of 13,950 feet and perforated and stimulated in the Bossier Sandstone. The well is waiting pipeline connection at which time it will be tested into the pipeline. Anadarko has recently completed new wells near the White unit. The Company's 25% working interest in the #2 H.E. White unit is estimated to cost $350,000. Anadarko has indicated that at least one additional well may be proposed this year on the White unit.

   The Company believes that the Constitution Field in Jefferson County, Texas, offers the Company potential for new reserves. Several gas condensate reservoirs known to exist in the Yegua formation between 12,000 feet and 14,500 feet deep are productive. The Company is redeveloping a field that was discovered by a major oil company in the 1970s but that was not economically successful for that company. The Company's engineers believe that modern drilling and completion technology, coupled with increased experience and knowledge about unique drilling and completion problems associated with the overpressured Yegua formation, can help overcome the mechanical problems previously experienced. The first well drilled by the Company in the Constitution Field was the #1 Westbury Farms, which was drilled relatively trouble free and revealed that the Company obtained improvement in drilling results related to some of the problems the former operator faced. The Company owns 15% working interest and is the operator of the project.

   Completed on March 22, 1998, the #1 Westbury Farms well tested at an initial rate of 2,031 Mcf of gas per day, plus 355 barrels of condensate per day through perforations between 13,910 and 13,940 feet. Because of delays associated with pipeline right-of-way and permits, the first sale of gas is estimated to occur in August 1998. A second well is planned to commence drilling on or before October 1, 1998. A development drilling program for the field is expected to be commenced if satisfactory stabilized production rates are confirmed in the initial wells. A total of five additional wells could be required in 1998 and 1999 to develop this field. If these wells are successful, additional wells could be required in future years.

   Capital expenditures for the remainder of 1998 are budgeted at approximately $4.8 million. The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions and capital availability. Pursuant to a July 1998 amendment to the existing revolving credit facility, the Company currently has a borrowing base of $4,940,000. As of August 13, 1998, the amount drawn by the Company was $4,790,000 resulting in an unused borrowing base of $150,000. The loan agreement supporting that revolving credit facility was amended on May 19, 1998, to reduce the Tangible Net Worth requirement from $7,500,000 to $5,250,000. On June 30, 1998, the Company's tangible net worth was below that required under the facility. The Company has obtained a waiver to September 30, 1998, of the tangible net worth requirement. Because the Company believes that it will be in compliance with the debt covenants subsequent to that date, the Company continues to classify the debt as long-term in the accompanying consolidated financial statements. The bank has increased the Company's borrowing base by $300,000, and the Company is actively exploring various options including sales of debt, convertible debt and securities in the public or private markets to increase the Company's tangible net worth.

Recent Accounting Pronouncements

   On January 1, 1998, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 did not have an impact on the Company's financial presentation of income.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning after June 15, 1999. The Company is currently evaluating the impact that SFAS No. 133 will have on its financial statements and disclosures.

Information Regarding Forward Looking Statements

   The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "offers", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. See Item 1 "Business - Forward Looking Statements" and "- Risk Factors" in the Form 10-K for additional information about the Company's risks.

Impact of Year 2000

     1.  State of Readiness

            The Company has not completely assessed all possible sources of problems that may arise from the potential inability of computers and other date-sensitive equipment to recognize a date in the year 2000 and beyond (the "Y2K" effect). The Company has conducted a preliminary survey of the internal information technology systems that are used in its principal office, and it has solicited responses from the primary external entities on which it relies, e.g., its out-sourced accounting contractor. That survey and those responses indicate that the major operations of the Company will not be directly affected by the Y2K events. Of particular importance to the Company are the computer workstations in the geological/geophysical department. Based on information from the software developer, the Company believes that the programs used in that area are Y2K-ready. The Company has contracted with a computer consulting firm to assess the computers and the computer network used within the Company's principal office, and the report should be ready by the third quarter of 1998.

            With regard to non-information technology systems, the Company intends to complete a cursory survey of those systems during the fourth quarter of 1998, and after a review of that survey, to decide on a course of action by year-end.

            Third parties with which the Company has material relationships include its bank, purchasers of oil and gas production, working interest owners who have interests in properties in which the Company desires to drill wells, and suppliers of services and equipment critical to the Company's business. The Company started contacting those parties about their Y2K compliance, and the Company believes it will have responses back by the fourth quarter of 1998.

     2.  Cost to Address Y2K Issues

            The Company has not spent a significant amount on efforts to address Y2K issues as of the date of this report on Form 10-Q. By the end of the fourth quarter of 1998, it intends to have a more definite estimate of past and future expenditures.

     3.  Y2K Risks to Company

            The worst case scenario that is most reasonably likely is if third parties were delayed in paying or advancing funds to the Company in its efforts to drill wells. Another likely worst case scenario is if a supplier of drilling materials is late in supplying necessary materials for a planned well, or if a purchaser of the Company's product is not able to take delivery because of pipeline or valve problems related to the Y2K effect. In such cases, leasehold interests could be lost due to expiration of the leasehold estate. Given the inherent lack of knowledge of value of unexplored or undeveloped mineral estates, the Company is unable to determine in advance what the magnitude of the effect of Y2K issues could be.

     4.  Company's Contingency Plan

            The Company intends to prepare an appropriate contingency plan during the first and second quarters of 1999 when a more thorough compilation of the survey of the information technology systems in the principal office has been completed and when the results of the surveys of the non-information technology systems in the principal office and of the surveys of any field operations are complete.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Excluded as provided by Item 305(e) of Regulation S-K.

PART II - OTHER INFORMATION


Item 2.  Changes in Securities

            Effective March 1, 1998, the Compensation Committee of the Board of Directors of the Company approved the issuance of 100,000 shares of the Company's Common Stock and 202,500 options to acquire shares of the Company's Common Stock. Those securities were issued pursuant to the Company's 1997 Incentive Plan that was previously approved by the Company's shareholders. The shares of restricted Common Stock were granted to two senior non-executive employees of the Company. The options were granted to substantially all of the Company's officers, employees and consultants.

            The Company considers these issuances of securities to be private placements and exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act. However, on August 11, 1998, the Company filed an S-8 registration statement for securities to be issued under the 1997 Incentive plan.

            All the securities issued to date to employees and consultants under the 1997 Incentive Plan are subject to a 3-year vesting period and the continued employment with, or services to, the Company. A third of the securities issued to each of the recipients vests at the end of each of the three years following the effective date of issuance. The exercise price for 130,500 of the options is $3.375 and were issued with a term of ten years. The remaining 72,000 options were granted to E.L. Ames, Jr., John Y. Ames, and Eugene L. Ames, III with an exercise price of $3.75 and a term of five years.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

         10.10 First Amendment to Second Amended and Restated Loan Agreement dated May 19, 1998 between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

         27.1      Financial Data Schedule


(b)      Reports on Form 8-K

                           None.

                               S I G N A T U R E S



            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     VENUS EXPLORATION, INC.



         Dated:  August 19, 1998            BY:    /s/ Eugene L. Ames, Jr.
                                               --------------------------------
                                                     Eugene L. Ames, Jr.
                                                   (Chief Executive Officer)






         Dated:  August 19, 1998            BY:    /s/ Patrick A. Garcia
                                               --------------------------------
                                                    Patrick A. Garcia
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX




Exhibit No.                                  Description
-----------                                  -----------


   10.10       First Amendment to Second Amended and Restated Loan Agreement dated May 19, 1998 between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

   27.1        Financial Data Schedule