Form 10-Q
period 1998-09-30
VENUS EXPLORATION INC
filed 1998-11-23
CIK 312037

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended  September 30, 1998
                                              --------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from                    to
                                       ------------------    -----------------

                         Commission file number 0-14334
                                               -----------------------

                            Venus Exploration, Inc.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3299127
------------------------------                           -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

            1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209
         ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (210) 930-4900
                   -----------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X           No
                                -----            ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at November 23, 1998
             -----                           --------------------------------
   Common Stock $.01 par value                       9,871,325 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                                      PAGE

         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                           (a) Consolidated Balance Sheets as of                                         3
                                September 30, 1998 and December 31, 1997

                           (b) Consolidated Statements of Operations for                                 4
                                the three-month periods ended September 30,
                                1998 and 1997

                           (c) Consolidated Statements of Operations for                                 5
                                the nine-month periods ended September 30, 1998
                                and 1997

                           (d) Consolidated Statements of Cash Flows                                     6
                                for the nine-month periods ended
                                September 30, 1998 and 1997

                           (e) Notes to Consolidated Financial Statements                                7

         Item 2.   - Management's Discussion and Analysis of Financial                                  11
                       Condition and Results of Operations

         Item 3.   - Quantitative and Qualitative Disclosures About                                     18
                       Market Risk

         PART II.  - OTHER INFORMATION

         Item 2.   - Changes in Securities                                                              18

         Item 5.   - Other information                                                                  18

         Item 6.   - Exhibits and Reports on Form 8-K                                                   19

         Signatures                                                                                     20

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                            September 30,      December 31,
                                                                1998               1997
                                                            -------------      -------------
                                                            (UNAUDITED)
                                                                     (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and equivalents                                 $         203      $         682
       Trade accounts receivable and other                            835              2,374
                                                            -------------      -------------
       TOTAL CURRENT ASSETS                                         1,038              3,056

    OIL AND GAS PROPERTIES AND EQUIPMENT,
       net(successful efforts method), at cost                      8,567              9,101

    OTHER PROPERTY AND EQUIPMENT, net, at cost                        265                274

    DEFERRED FINANCING COSTS                                                               ,
       at cost less accumulated amortization                          340                377

    OTHER ASSETS, at cost less accumulated amortization               123                123
                                                            -------------      -------------
            TOTAL ASSETS                                    $      10,333      $      12,931
                                                            =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Trade accounts payable                               $       1,026      $       3,080
Advances from interest owners                                          26                 18
       Other liabilities                                               86                227
       Current maturities of long-term debt, including
         long-term debt reclassified as current                     5,130                500
                                                            -------------      -------------
             TOTAL CURRENT LIABILITIES                              6,268              3,825

    LONG-TERM DEBT                                                  1,619              1,505
    OTHER LONG-TERM LIABILITIES                                        24                 27
                                                            -------------      -------------
           TOTAL LIABILITIES                                        7,911              5,357
                                                            -------------      -------------

    SHAREHOLDERS' EQUITY
       Preferred stock, par value of $.01;
          5,000,000 shares authorized; none issued
          and outstanding as of September 30, 1998
          and December 31, 1997, respectively                          --                 --
       Common stock, par value of $.01;
          30,000,000 shares authorized;
          9,865,635 and 9,736,815
          shares issued and outstanding as of
          September 30, 1998 and December 31, 1997,
          respectively                                                 98                 97

       Additional paid-in capital                                  15,435             15,010
       Retained earnings (deficit)                                (12,839)            (7,533)
     Unearned compensation - restricted stock                        (272)                --
                                                            -------------      -------------
          TOTAL SHAREHOLDERS' EQUITY                                2,422              7,574
                                                            -------------      -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $      10,333      $      12,931
                                                            =============      =============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                              Three Months Ended September 30,
                                                                             -------------------------------------
                                                                                     1998             1997
                                                                                     ----             ----
                                                                             (In thousands, except per share data)

OIL AND GAS REVENUES                                                               $      659      $    1,174
                                                                                   ----------      ----------

EXPENSES
     Production expense                                                                   311             326
     Exploration expense, including dry holes                                             222             182
     Depreciation, depletion and amortization                                             229             379
     General and administrative                                                           814             718
                                                                                   ----------      ----------
               Total expenses                                                           1,576           1,605
                                                                                   ----------      ----------
Operating profit (loss)                                                                  (917)           (431)
                                                                                   ----------      ----------

OTHER INCOME (EXPENSE)
     Interest expense                                                                    (184)            (60)
     Gain (loss) on sale of assets                                                         (5)              2
     Interest and other income                                                              8              33
                                                                                   ----------      ----------
                                                                                         (181)            (25)
                                                                                   ----------      ----------
               Net earnings (loss)                                                 $   (1,098)     $     (456)
                                                                                   ==========      ==========

Earnings (loss) per share,
     Basic and diluted                                                             $     (.11)     $     (.05)
                                                                                   ==========      ==========
Common shares and equivalents outstanding,
     Basic and diluted                                                                  9,860           9,724
                                                                                   ==========      ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Nine Months Ended September 30,
                                              ------------------------------------
                                                     1998            1997
                                                     ----            ----
                                             (In thousands, except per share data)

OIL AND GAS REVENUES                              $    2,323      $    1,934
                                                  ----------      ----------
EXPENSES
     Production expense                                1,148             553
     Exploration expense, including dry holes          1,037             392
     Impairment of oil and gas properties              1,915             432
     Depreciation, depletion and amortization            851             587
     General and administrative                        2,302           2,049
                                                  ----------      ----------
               Total expenses                          7,253           4,013
                                                  ----------      ----------
Operating profit (loss)                               (4,930)         (2,079)
                                                  ----------      ----------
OTHER INCOME (EXPENSE)
     Interest expense                                   (411)           (134)
     Gain on sale of assets                                5               1
     Interest and other income                            30              56
                                                  ----------      ----------
                                                        (376)            (77)
                                                  ----------      ----------
               Net earnings (loss)                $   (5,306)     $   (2,156)
                                                  ==========      ==========
Earnings (loss) per share,
     Basic and diluted                            $     (.54)     $     (.33)
                                                  ==========      ==========
Common shares and equivalents outstanding,
     Basic and diluted                                 9,827           6,439
                                                  ==========      ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                1998            1997
                                                                ----            ----
                                                                   (In thousands)
OPERATING ACTIVITIES
  Net earnings (loss)                                        $   (5,306)     $   (2,156)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
   Depreciation, depletion and amortization of oil
     and gas properties                                             851             587
   Other depreciation, depletion and amortization                   167             169
   Impairments, abandoned leases and dry hole costs               2,440             485
   Expenses compensated with restricted and unrestricted
     stock and stock options                                        133             252
   Gain on sale property and equipment                                5               1
   Change in operating assets and liabilities:
     Decrease (increase) in trade accounts
      receivable and other                                        1,539          (1,904)
     Increase (decrease) in trade accounts payable               (2,054)            894
     Increase in advances from interest owners                        8             649
     Increase (decrease) in other liabilities                      (141)            335
                                                             ----------      ----------

Net cash used in operating activities                            (2,358)          (688)
                                                             ----------      ----------

INVESTING ACTIVITIES
   Capital expenditures                                          (2,886)         (2,260)
   Cash acquired in business combination                             --           2,921
   Proceeds from sales of property and equipment                     51              37
                                                             ----------      ----------

Net cash provided by (used in) investing activities              (2,835)            698
                                                             ----------      ----------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt
     and revolving credit agreement                               4,812           1,460
   Proceeds from options exercised                                   21              61
   Principal payments on long-term debt                             (68)           (197)
   Deferred financing costs                                         (51)            (12)
                                                             ----------      ----------

Net cash provided by financing activities                         4,714           1,312
                                                             ----------      ----------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                        (479)          1,322

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                         682           1,304
                                                             ----------      ----------

CASH AND EQUIVALENTS AT END OF PERIOD                        $      203      $    2,626
                                                             ==========      ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

             Three and Nine Months Ended September 30, 1998 and 1997



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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations for the three and nine months ended September 30, 1998 and 1997.

   The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

   Earnings (loss) per share for the three month periods ended September 30, 1998 and 1997 are calculated based on 9,859,815 and 9,724,424 weighted average shares outstanding, respectively, and the nine month periods ended September 30, 1998 and 1997 are calculated based on 9,826,790 and 6,439,170 shares outstanding, respectively.

   The common stock issued in 1996 by Venus Energy PLC to capitalize Venus Exploration, Inc. has been treated as outstanding to May 21, 1997 for purposes of calculating earnings per share.

5.  Long-Term Debt


   Long-term debt consists of the following:

                                          September 30,       December 31,
                                              1998               1997
                                          -------------       ------------
                                                   (In thousands)
Revolving credit due on June 30, 2000        $5,130*            $  500*
Subsidiary term loan due October 8, 2005      1,619              1,505
                                             ------             ------
                                             $6,749             $2,005
                                             ======             ======

         *Classified as a current liability.


Revolving Credit

   In May 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months by the bank based on the Company's oil and gas reserves that secure the loan. On August 19, 1998, the credit facility was amended resulting in the interest on related borrowings becoming the bank's prime lending rate plus 1%.

   A commitment fee of 3/8 of one percent of the undrawn balance of the borrowing base is payable quarterly. Interest is payable monthly, and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of September 30, 1998, the borrowing base was $5,240,000, and the amount drawn by the Company was $5,130,000 resulting in an unused borrowing base of $110,000.

   Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth. Among other matters, the credit facility contains covenants which limit the incurrence of additional indebtedness and restrict payments of dividends. On May 19, 1998, the credit facility was amended whereby the tangible net worth requirement was reduced from $7,500,000 to $5,250,000. At September 30, 1998, the Company was not in compliance with the tangible net worth requirement. The bank has agreed to waive the requirement until January 15, 1999. In addition, the bank has agreed to increase the Company's borrowing base by $300,000 to $5,540,000. The Company believes that the increase in the borrowing base will be sufficient to provide operating cash flow for the near term. For the longer term, the Company is working on a number of alternatives that it believes will address its future liquidity and financing needs. However, because as of November 19, 1998, the Company has not completed a transaction which would have put it in compliance with the tangible net worth requirement after January 15, 1999, the outstanding loan amount has been classified as a current liability. For a more detailed discussion see the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Subsidiary Term Loan

   In October 1996, Venus Development, Inc. ("Development"), a wholly-owned subsidiary, entered into a term loan and security agreement ("agreement") with a lender to finance the acquisition and development of oil and gas properties, The "Development Facility." Borrowings are subject to limitations based on the value of the proved reserves of the properties. The borrowings are to be repaid over a period not to exceed five years from the date of closing of the agreement. The lenders only recourse is against Development and its properties.

   Payments on borrowings under the agreement are based on 85 or 90 percent of the net revenue, as defined in the agreement, from the secured properties, depending on the value of the proved reserves of the secured properties relative to the outstanding loan balance. Payments increase to 100 percent of net revenue if Development is not in compliance with certain financial requirements.

   The agreement requires, among other matters, maintenance of a minimum working capital amount and collateral value to loan value coverage ratios. Development was not in compliance with these requirements at September 30, 1998, nor was it in compliance as of November 19, 1998. Due to this non-compliance, the interest rate on outstanding debt to Development's lender has increased from 9.5% to 11.5% per annum effective June 1, 1998.

   Under the terms of the agreement, the loan cannot be prepaid prior to October 1999 without the lender's approval. On November 12, 1998, the Company and lender entered into an agreement whereby the Company acquires lender's rights and interests in Development, Development's Term Loan, and Development's oil and gas properties in exchange for 1,100,000 shares of the Company's common stock. The acquisition of lender's interest includes the overriding royalties that the lender had originally acquired pursuant to the agreement and certain warrants held by the lender to acquire Venus Exploration, Inc. shares held by certain of its shareholders. The overriding royalties, the warrants, and other matters related to the indebtedness are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The Company and the lender signed a commitment letter on November 19, 1998 and expect to close the transaction during the fourth quarter of 1998. Although this is a non-cash transaction, the Company expects to record in the fourth quarter of 1998 a loss from the early extinguishment of debt as a result of writing off deferred financing costs related to this loan.

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

7.  Accounting for Income Taxes

   No provision for income taxes has been recorded for the periods ended September 30, 1998 and 1997 due to the losses recorded by the Company.

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

   On December 2, 1996, Development entered into a financial swap, as required under the term loan agreement discussed in Note 5 above, whereby the counterparty agrees to pay Development the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) should the floating price fall below the negotiated fixed price of $2.0497 per thousand British thermal units ("mmbtu") for natural gas or $19.045 per barrel for oil, respectively. Should the floating price exceed the fixed price for natural gas or oil, Development is required to remit the difference to the counterparty. As of September 30, 1998, quantities hedged are 62,304 mmbtus of natural gas and 21,825 barrels of oil. As of September 30, 1998, the estimated fair value of Development's swap positions was a net receivable of approximately $15,000 based upon an estimate of what Development would receive if the contracts were liquidated. This financial swap agreement expires December 31, 2001.

9.  Commitments and Contingencies

   The Company is involved in various claims and legal actions in the ordinary course of business. Management believes the ultimate disposition of these matters will not have a material effect on the financial statements.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   As discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the consolidated statement of operations for the three and nine month periods ended September 30, 1997 reflects the operations of New Venus only for the periods prior to May 21, 1997 and of the combined entity for the period after May 21, 1997, whereas the consolidated statement of operations for the same period ended September 30, 1998 reflects the operations of the combined entities subsequent to the combination date. Variances are addressed in the following paragraphs by significant operating captions.

   Revenues and expenses were higher during 1998 due to the inclusion of the combined entities subsequent to May 21, 1997 and wells completed during the last 12 months. As reflected in the following table, oil and gas volumes increased for the nine month period ended September 30, 1998 compared with the same period in 1997 while average oil prices decreased substantially in 1998.



                                                  1998                      1997
                                                  ----                      ----
                                          Sales         Average       Sales       Average
                                         Volume         Prices        Volume      Prices
                                         ------         ------        ------      ------
Nine Months Ended September 30,
         Gas (Mcf)                      426,246     $     2.20        417,405     $     2.12
         Oil (Bbls)                      98,169     $    13.77         68,352     $    18.37

Three Months Ended September 30,
         Gas (Mcf)                      140,693     $     2.12        278,831     $     1.96
         Oil (Bbls)                      30,764     $    11.51         45,053     $    17.95

   The first nine months of 1998 were impacted by lower oil prices because most of the Company's significant increase in volumes were subject to current market prices which averaged approximately $13.77 per barrel, or 25%, lower than market prices for the first nine months of 1997. The average market price for natural gas increased by approximately $.08 per thousand cubic feet, or 4%. The impact on revenue from the oil price decline during the first nine months of 1998 was a decrease of approximately $427,000. The revenues from certain volumes (both oil and gas) reported during the three and nine month periods ended September 30, 1997, which had been estimated through the third quarter principally related to the properties from the acquisition, were subsequently reversed in the fourth quarter of 1997 (see Note 13 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on Form 10-K).

Three Months Ended September 30, 1998 and 1997

   The Company's net loss of $1,098,000 for the quarter ended September 30, 1998 compares with last year's net loss of $456,000 for the same period. This $642,000 variance is primarily attributable to a decrease in reported revenue and increases in exploration and dry hole expenses and general administrative expenses.

   For the third quarter of 1998, oil and gas revenues decreased by $515,000 primarily as a result of lower oil prices and estimated 1997 revenues related to the properties from the acquisition which were subsequently reversed in the fourth quarter of 1997. Net of the reversal, on an equivalent unit basis, production volume increased by 10% in 1998 over 1997. Oil and gas sales for the three months ended September 30, 1998 include a $12,000 gain on hedging instruments.

   Production expenses of $311,000 for the quarter ended September 30, 1998, decreased by $15,000 as a result of lower reported production volumes. Direct operating expenses relative to oil and gas revenues increased to 47% compared with 28% for the quarter ended September 30, 1997 primarily as a result of lower product prices. This was partially offset by deliveries from the nine new wells which have higher production levels and lower operating and maintenance expense on an equivalent unit basis as compared with the Company's producing wells in 1997.

   Exploration and dry hole expense of $222,000 for the three months ended September 30, 1998 was an increase of $40,000 from the three months ended September 30, 1997. This increase was primarily attributable to an increase in exploration activities.

   Depreciation, depletion and amortization expense for the three months ended September 30, 1998 was $229,000, a decrease of $150,000 from the same period in 1997 as the result of lower reported volumes.

   For the three month periods ended September 30, 1998 and 1997 the Company recognized $48,000 and $151,000, respectively, of compensation expenses related to restricted and unrestricted stock and stock options.

Nine Months Ended September 30, 1998 and 1997

   The Company's net loss of $5,306,000 for the nine months ended September 30, 1998 compares with last year's net loss of $2,156,000 for the same period. This $3,150,000 variance is primarily attributable to increases in production expenses, exploration and dry hole expenses, and impairments due to price decreases.

   For the first nine months of 1998, oil and gas revenues increased by $389,000 primarily as a result of nine producing wells completed and brought on stream after September 30, 1997 and the additional revenue recorded from the properties acquired in the business combination of May 21, 1997. Oil and gas sales for the nine months ended September 30, 1998 include a $26,000 gain on hedging instruments.

   Production expenses of $1,148,000 for the nine months ended September 30, 1998, increased by $595,000 as a result of nine producing wells completed and brought on stream during the past twelve months and the operating expenses associated with the wells acquired in the business combination. Direct operating expenses relative to oil and gas revenues increased to 49% compared with 29% for the nine months ended September 30, 1997 primarily as a result of lower product prices. Also contributing to this increase is the relatively higher operating cost associated with mature, non-operated properties acquired in the business combination. This was partially offset by deliveries from the nine new wells which have higher production levels and lower operating and maintenance expense on an equivalent unit basis as compared with the Company's producing wells in 1997.

   Exploration and dry hole expense of $1,037,000 for the nine months ended September 30, 1998 was an increase of $645,000 from the nine months ended September 30, 1997. This increase was primarily attributable to an increase in dry hole costs and exploration activities.

   Impairment of oil and gas properties increased from $432,000 for the first nine months of 1997 to $1,915,000 for the same period of 1998. The Company recognized increased impairments in 1998 due primarily to the significant decrease in oil prices. In addition, the Company experienced a downward revision in reserves on one of its fields based on the results of a well completed during the period.

   Depreciation, depletion and amortization expense for the nine months ended September 30, 1998 was $851,000, an increase of $264,000 over the same period in 1997 as the result of wells acquired in the business combination and new wells completed over the past 12 months.

   For the nine month periods ended September 30, 1998 and 1997 the Company recognized $133,000 and $252,000, respectively, of compensation expenses related to restricted and unrestricted stock and stock options.

Exploration and Development Activities

   In the Southern Permian Basin area of West Texas, the Company is currently finalizing negotiations to begin shooting an extensive 3-D seismic survey over an 85 square mile area. The investigation of the area, over the last few years, has resulted in the identification of at least 16 multi-target prospects and leads. The 3-D data will be used to optimize drilling locations, lower the overall risk of the project and identify additional previously unidentified prospects.

   A 3-D seismic survey has commenced in the Yegua Constitution field in Jefferson County, Texas for purposes of optimally developing that field. The field redevelopment project offers significant potential to Venus for new Yegua reserves over an area of up to 3,000 acres. The first well drilled by Venus in the field, the No. 1 Westbury Farms tested at a rate of 2,031 Mcf of gas per day and 355 barrels of oil per day. The well was turned to sales on August 27, 1998 after being shut-in for four months while waiting for a pipeline. The well is currently producing 750 Mcf of gas per day and 100 barrels of condensate per day. A recent bottom-hole pressure build-up test recorded original reservoir pressure, good permeability but indicates a very high degree of skin damage. Remedial workover operations are expected to greatly improve the production rate.

   In the Dew Field in Freestone County, Texas, the Company owns a 25% working interest in a 704 acre unit in the Bossier Sand play. The #2 H.E. White, operated by Anadarko was turned to sales on September 10, 1998. The well is currently producing at a rate of 1,500 Mcf of gas per day. Anadarko has commenced drilling the H.E. White #3 the well is expected to reach total depth of 13,000 feet before the end of the year.

   The Company's exploration and development activities are subject to the availability of capital which is discussed below under Liquidity and Capital Resources.

Liquidity and Capital Resources

(a)  Liquidity

   At September 30, 1998, the Company had a working capital deficit of $5,230,000 compared with a deficit of $769,000 at December 31, 1997, a decrease in working capital of $4,461,000. This decrease is primarily attributable to the increase in the classification of long-term debt as current ($4,630,000), a decrease in cash and equivalents, and a decrease in accounts receivable partially offset by a decrease in accounts payable.

   Net cash used in operating activities during the nine months ended September 30, 1998, was $2,358,000, whereas $688,000 was used in operating activities for the same nine month period in 1997. During the first nine months of 1998, the Company realized a net loss of $5,306,000. This compares with a net loss of $2,156,000 for the first nine months of 1997. These losses include non-cash expenses (impairments, depreciation, depletion and amortization, and expenses compensated with restricted and unrestricted stock and stock options) totaling $3,066,000 for 1998 and $1,423,000 for 1997. Accounts receivable and other current assets decreased in the first nine months of 1998 by $1,539,000 primarily due to reduced oil and gas sales.

   During the first nine months of 1998 the Company incurred capital expenditures on oil and gas properties of $2,822,000 and $64,000 on other fixed assets. During the same period in 1997, the Company had capital expenditures of $2,260,000.

   For the nine months ended September 30, 1998, $4,714,000 was provided by financing activities consisting of $4,812,000 of proceeds from long-term debt issued and $21,000 from stock options exercised less $119,000 of repayments and deferred financing costs. This compares with $1,312,000 provided by financing activities for the nine month period ended September 30, 1997, from exercised options of $61,000, and the issuance of $1,460,000 in long-term debt offset by repayments and deferred financing costs of $209,000.

  On September 30, 1998, the Company's tangible net worth was below that required under the revolving credit facility. The bank has agreed to waive the requirement until January 15, 1999. In addition, the bank has agreed to increase the Company's borrowing base by $300,000 to $5,540,000. The Company believes that the increase in the borrowing base will be sufficient to provide operating cash flow for the near term. For the longer term, the Company is working on a number of alternatives that it believes will address its future liquidity and financing needs. However, because as of November 19, 1998, the Company has not completed a transaction which would have put it in compliance with the tangible net worth requirement after January 15, 1999, the outstanding loan amount has been classified as a current liability. Additionally, the exchange of Development's debt ($1,619,000 discussed below) for shares of the Company's common stock will help to address the short-term needs by providing additional borrowing base for the line of credit currently in place and save approximately $23,000 per month in interest cost. Another step taken recently is the closing of the Company's Houston office in November 1998. This entailed cutting two positions, and three positions were cut at its headquarters in San Antonio, a total of a 21% reduction in work force.

   The capital expenditure budget is in the process of being substantially reduced, and the Company plans to sell $2 million to $4 million worth of non-core oil and gas properties, with the proceeds going to reduce debt. Depending on the level of success in selling these properties, further cost cutting may follow.

   The Company is also actively pursuing strategic acquisitions or mergers with other industry companies, to increase profitability through economics of scale.

   Although management considers it unlikely, if none of the alternatives under consideration develop into successful solutions to its future liquidity and financing needs, the Company may have to pursue additional cuts to its general and administrative expense budget. This would affect the number of projects in which the Company could be involved. Additional rounds of liquidation of assets, including core oil and gas assets, are other alternatives. Implementation of either the budget cuts or the partial liquidation of assets would require a re-evaluation of the Company's business plan. Such actions could lead to impairment of assets and/or losses on dispositions. In addition, if the Company is unsuccessful by January 15, 1999, the bank, among other matters, could exercise its rights under the agreement to begin directly collecting revenues from the sales of production.

   As discussed in note 5 of Notes to Consolidated Financial Statements, Development was not in compliance with certain financial requirements of the Subsidiary Term Loan Agreement as of September 30, 1998. On November 12, 1998, the Company and lender entered into an agreement whereby the Company acquires lender's rights and interests in Development, Development's Term Loan, and Development's oil and gas properties in exchange for 1,100,000 shares of the Company's common stock. The acquisition of lender's interest includes the overriding royalties that the lender had originally acquired pursuant to the agreement and certain warrants held by the lender to acquire Venus Exploration, Inc. shares held by certain of its shareholders. The overriding royalties, the warrants, and other matters related to the indebtedness are discussed in more detail in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The Company and the lender signed a commitment letter on November 19, 1998 and expect to close the transaction during the fourth quarter of 1998. Although this is a non-cash transaction, the Company expects to record in the fourth quarter of 1998 a loss from the early extinguishment of debt as a result of writing off deferred financing costs related to this loan.

(b)      Capital Resources

   Capital expenditures for the remainder of 1998 are budgeted at approximately $500,000; however, the current liquidity situation may affect that budget. The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions and capital availability. Pursuant to a November 20, 1998 amendment to the existing revolving credit facility, the Company currently has a borrowing base of $5,540,000.

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

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning after June 15, 1999. The Company believes that SFAS No. 133 will not have a material impact on its financial statements and disclosures.

Information Regarding Forward Looking Statements

   The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "offers", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, the uncertainties related to the year 2000 effect discussed below, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. See Item 1 "Business - Forward Looking Statements" and "- Risk Factors" in the Form 10-K for additional information about the Company's risks.

Impact of Year 2000

1. State of Readiness

         The Company has been collecting data on possible problems that may arise from the potential inability of computers and other date-sensitive equipment to recognize a date in the year 2000 and beyond (the "Y2K" effect). The Company has conducted an internal survey of the information technology systems that are used in its principal office. That survey indicates that the major internal operations of the Company will not be directly affected by the Y2K events. Of particular importance to the Company are the computer workstations in the geological/geophysical department. Based on information from the software developer, the Company believes that the programs used in that area are Y2K-ready. The Company has contracted with a computer-consulting firm to assess the computers and the computer network used within the Company's principal office. Based on that report all the Company's computers and software should be Y2K compliant during the normal course of new equipment and software purchases during the first quarter of 1999. With regard to non-information technology systems (which include volume measurement devices on Company operated wells), the Company intends to complete a survey of those systems during the fourth quarter of 1998, and after a review of that survey, to decide on a course of action by year-end.

         Third parties with which the Company has material relationships include its out-sourced accounting, bank, purchasers of oil and gas production, working interest owners who have interests in properties in which the Company desires to drill wells, operators of wells in which the Company owns a non-operated interest, and suppliers of services and equipment critical to the Company's business. The Company plans to survey those parties about their Y2K compliance, and believes these surveys will be completed during the first quarter of 1999.

2. Cost to Address Y2K Issues

         The Company has not needed to spend a significant amount on efforts to address Y2K issues as of the date of this report on Form 10-Q because efforts have been limited largely to assessment of internal systems, which have been determined to by Y2K ready. By the end of the fourth quarter of 1998, the Company intends to have a more detailed analysis of expenditures, if any, which may be required.

3. Y2K Risks to Company

         The worst case scenario that is most reasonably likely is if third parties were delayed in paying or advancing funds to the Company in its efforts to drill wells. Another likely worst case scenario is if a supplier of drilling materials is late in supplying necessary materials for a planned well, or if a purchaser of the Company's product is not able to take delivery because of pipeline or valve problems related to the Y2K effect. In such cases, leasehold interests could be lost due to expiration of the leasehold estate. Given the inherent lack of knowledge of value of unexplored or undeveloped mineral estates, the Company is unable to determine in advance what the magnitude of the effect of Y2K issues could be. In addition, another possible scenario is that banks could not process the Company's checks, loans or other transactions.

4. Company's Contingency Plan

         The Company intends to prepare an appropriate contingency plan during the first and second quarters of 1999 when the surveys have been completed and public disclosures of principal purchasers and vendors have been analyzed. The Company intends to finalize its plan during the second quarter of 1999.

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

         Warrants issued in 1995 were excercised on August 19, 1998, and 10,000 shares of common stock were issued at a price of $2.125 per share.

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

Item 5.   Other Information

(a) On September 15, 1998, the amended Ames Voting Trust Agreement was terminated. That agreement arose out of a similar agreement dated March 23, 1997, and gave the right to vote all the shares subject to the agreement to E.L. Ames, Jr. The owners subject to the agreement were Mr. Ames, Jr., the members of his immediate family, certain of his assignees, Mr. Patrick A. Garcia, and Ms. Gloria Barrett, a former employee of the Company. The purpose for the agreement had lapsed, and therefore, it was terminated. However, its termination does not materially affect the liquidity of the shares subject to the agreement since five of the largest shareholders are executive officers of the Company or their spouses and since the shares remain subject to the Stockholder Agreement dated May 21, 1997, among the Ames Group, the Lomak Group et al.

(b) On November 12, 1998, James E. Gayle resigned as Executive Vice President of the Company. He was also an Advisory Director and the former President and Chief Executive Officer of the Company. As a result of his departure, the Company's Houston office will be closed.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.12 Second Amendment to Second Amended and Restated Loan Agreement dated July 8, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

         10.13 Third Amendment to Second Amended and Restated Loan Agreement dated August 18, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

         27.1   Financial Data Schedule


(b)      Reports on Form 8-K

                    None.

                               S I G N A T U R E S



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    VENUS EXPLORATION, INC.



Dated:  November 23, 1998           BY:  /s/ Eugene L. Ames, Jr.
                                       ------------------------------
                                           Eugene L. Ames, Jr.
                                        (Chief Executive Officer)


Dated:  November 23, 1998           BY: /s/ Patrick A. Garcia
                                       ----------------------------
                                           Patrick A. Garcia
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                           Description
-----------         -----------------------------------------------------------
     10.12          Second Amendment to Second Amended and Restated Loan
                    Agreement dated July 8, 1998 by and between Venus
                    Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

     10.13          Third Amendment to Second Amended and Restated Loan
                    Agreement dated August 18, 1998 by and between Venus
                    Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

     27.1           Financial Data Schedule