Form 10-K405
period 1998-12-31
VENUS EXPLORATION INC
filed 1999-04-15
CIK 312037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant (all directors, officers and holders of five percent or more of the Common Stock of the Company are presumed to be affiliates for purposes of this calculation), computed by reference to the closing bid price of such stock on April 12, 1999, was approximately $3,703,929. As of April 12, 1999, the Registrant had outstanding 10,982,365 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The information required by Part III of this Annual Report on Form 10-K will be included in the Registrant's definitive Proxy Statement for its 1999 Annual Shareholder Meeting. It is expected that the Proxy Statement will be filed with the Commission not later than April 30, 1999.

                                TABLE OF CONTENTS

PART I......................................................................................................      -3-
         ITEM 1.    BUSINESS................................................................................      -3-
         ITEM 2.    PROPERTIES..............................................................................     -18-
         ITEM 3.    LEGAL PROCEEDINGS.......................................................................     -19-
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................     -19-

PART II.....................................................................................................     -19-
         ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............     -19-
         ITEM 6.    SELECTED FINANCIAL DATA.................................................................     -20-
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.....................................................     -20-
         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................     -27-
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................     -28-
         ITEM 9.    CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.....................................................     -28-

PART III....................................................................................................     -28-
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................     -28-
         ITEM 11.   EXECUTIVE COMPENSATION..................................................................     -28-
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................     -28-
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................     -28-

PART IV.....................................................................................................     -29-

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES................................................     -29-

                                     PART I

ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains statements that are considered "forward-looking statements," as defined in the Private Securities Litigation Reform Act of 1995 and as described under "-Forward-Looking Statements" in this
Item 1 - "BUSINESS." Actual results may differ materially from those contemplated by the forward-looking statements herein.

Certain oil and gas terms and abbreviations are defined in this Item 1 under "BUSINESS - Definitions of Certain Oil and Gas Terms." Those terms are usually capitalized in the text.

BACKGROUND

Venus Exploration, Inc. applies advanced geoscience technology to the exploration for undiscovered onshore oil and gas reserves in the United States. It also develops and exploits existing oil and gas fields. In addition, its business plan includes the acquisition of producing properties. The Company presently has oil and gas properties, acreage and production in nine states. The Company's emphasis is on oil and gas exploration and development projects and prospects in Texas, Oklahoma and Kansas. The Company was incorporated in the State of Delaware in September 1985. The management of Venus has been involved as a privately held independent oil and gas operator in the development and exploitation of several large oil and gas fields.

The predecessor to Venus (from an accounting perspective) commenced business in May 1996, and its primary assets were an inventory of exploration Prospects and Prospect Leads and some undeveloped oil and gas fields with very little oil and gas production. In 1998, average daily net production increased to 3,521 Mcfe/day from 2,450 Mcfe/day in 1997, a 43% increase. The total Proved Reserves increased from 12.4 Bcfe at year-end 1997 to 13.1 Bcfe in 1998, or 6%. During the first quarter of 1999, the Company sold properties estimated to contain 3.7 Bcfe of reserves as of December 31, 1998. As of December 31, 1998, approximately
67.6 % of the Company's reserves are natural gas reserves. After adjusting for the property divestiture during the first quarter 1999, 54.8% are natural gas reserves. Venus operates 82% of its Net Wells.

1997 BUSINESS COMBINATION AND PROPERTY ACQUISITION

On May 21, 1997, the Company (then known as "Xplor Corporation") acquired substantially all of the assets and liabilities of The New Venus Exploration, Inc., a privately-held Texas corporation ("New Venus"), in exchange for 5,626,473 shares of the Company's Common Stock, par value $0.01 per share (the "Common Stock"), and warrants to purchase an additional 272,353 shares of Common Stock exercisable at $3.00 per share until October 23, 2000 ("Acquisition Warrants"). Simultaneously, the Company acquired certain oil and gas properties from Lomak Petroleum, Inc. ("Lomak") in exchange for 2,037,171 shares of the Company's Common Stock and Acquisition Warrants to purchase an additional 272,353 shares of Common Stock. As a result of this transaction and a related one (collectively, the "Acquisition"), the former stockholders of New Venus acquired, as of the effective date of the Acquisition, 58% of the Company's outstanding Common Stock, and Lomak acquired 22%, while the preexisting stockholders of the Company then owned 20% of the Common Stock.

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

BUSINESS STRATEGY

During 1998, we participated in the drilling of 8 gross (3.57 net) wells, of which 5 gross (1.7 net) wells were completed as producers and 3 gross (1.9 net) wells were dry holes. Of these wells, 3 gross (1.13 net) were exploratory, and 5 gross (2.44 net) wells were development.

EXPLORATION - We explore for oil and gas reserves in horizons that have no history of production, and we use advanced geoscience technology to do so. The reason we participate in such high-risk projects is that they give us opportunities for the discovery of new and substantial oil and gas reserves and rapid growth in asset values. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, we attempt to maintain an inventory of many exploratory Prospect Leads from which drilling prospects are confirmed and generated. We have used this strategy successfully in the past. We typically obtain financing for a large portion of the exploration costs through sale to oil and gas industry co-venturers of working interest in prospects originated by us. Because of the decline in oil prices in 1998 and the reduction of capital available for exploration budgets, both for the oil and gas industry in general and for us specifically, we have reduced exploration activity and will work only selected prospects believed to have extraordinary merit during this period of low availability of exploration capital.

Our exploration team currently concentrates on two primary geographical focus areas: the south Midland Basin in West Texas and the Yegua Trend of the Texas and Louisiana Gulf Coast. Other focus areas are under consideration. We have an inventory of many exploration Prospects and Prospect Leads, and we are prepared to reactivate and accelerate exploratory drilling activity when, and if, industry drilling budgets are restored for exploration. We utilize 2-D Seismic and 3-D Seismic data in combination with advanced geological concepts to evaluate Prospects and Prospect Leads. Our in-house technical capability is an important ingredient in our current and continuing ability to conduct comprehensive exploration programs and to continue to generate exploratory prospects with merit. In 1999, we intend to continue to develop prospects that we feel have sufficient merit.

EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS - In addition to exploring for new oil and gas reserves in previously undiscovered fields, we also use advanced geoscience technology to exploit and to develop oil and gas reserves in currently producing fields. The fields being exploited or developed consist of fields discovered by us or fields discovered by others but that we believe are not fully developed. We are conducting active exploitation and development activities in 10 different fields in Texas and Oklahoma. Our working interest in those fields varies in size from 2.5% to 100%, and we operate in 9 of the 10 active fields. During this period of reduced availability of capital, we will concentrate our drilling budget on drilling field exploitation wells.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES OF SELECTED PROPERTIES - We will continue to seek strategic producing property acquisitions that offer near-term production and longer-term development and exploration opportunities that can be investigated through the application of advanced technology by our exploration team. We also seek to accomplish strategic acquisitions of producing assets with development and exploratory potential through strategic alliances with other oil and gas companies. We may also sell non-strategic properties as a part of our effort to concentrate on our focus areas.

RECENT DEVELOPMENTS (SINCE DECEMBER 31, 1998) - Preliminary results from drilling, completion and exploration activities in the first quarter 1999 are shown below. Divestiture activities are also described below.

         Westbury Farms #1 Well. Constitution Field, Jefferson County, Texas. We own a 15% Working Interest in this well, which was completed in a Yegua sandstone formation at a depth of 13,910 feet subsurface. An attempt to hydraulically fracture the zone screened out and was unsuccessful. A post-fracture remedial chemical treatment was also unsuccessful. The well is flowing at a stabilized rate of 750 Mcf per day and 110 Bbls of condensate. Further attempts to increase the rate by adding perforations or attempting another fracture treatment are under consideration. 3D seismic is currently being acquired over the field area for development purposes.

         Pogo Producing Company, Ranch Hand #55-1 Well. Crockett County, Texas. We have agreed to participate in drilling the subject well, and we have a 7.4% Working Interest in the project. The well is an immediate offset to a new well completed in the Strawn Formation by Enron Oil & Gas. That well had an average initial production rate of 300 Bbls of oil per day and 2,200 Mcf gas per day.

         Duson #1 Well. Hutchins-Kubela (Frio) Field, Wharton County, Texas. The Company owns a 22.15% Working Interest in this well. The well was indefinitely shut-in due to unfavorable economic conditions. The average daily rate before shut-in was 25 Bbls oil per day and 297 Bbls saltwater per day. The well is completed in the Frio Formation at a depth of 5,744 feet.

         DIVESTITURE: H.E. White Unit, Freestone County, Texas. Venus sold its 25% Working Interest (non-operated) in the H.E. White Unit on February 12, 1999, effective January 1, 1999. The properties included interests in 3 producing wells and additional development potential. The net daily production from this property was 385 Mcf at the effective date of the sale with an additional well, the H.E. White #3, about to come on line. The proved reserves of the properties sold were attributed with 17.5% of the Company's total proved reserves as of December 31, 1998. The sales price was $1,150,000. Out of the proceeds, $650,000 was applied to reduce the Company's outstanding bank debt.

         DIVESTITURE: State of West Virginia properties, Barbour County, West Virginia. The Company sold its oil and gas properties in the State of West Virginia on January 27, 1999. The properties included interest in 62 wells and a pipeline gathering system that serviced many of these wells. Venus also sold its interest in a limited partnership that owned property rights in oil and gas wells in West Virginia. The average daily production from these properties was the equivalent of 411 Mcf of gas per day during 1998. The proved reserves of the properties sold were attributed with 10.9% of the Company's total proved reserves as of December 31, 1998. The estimated net price after purchase price adjustments was $1,088,511, of which $1,000,000 was used to reduce the Company's outstanding bank debt.

FORWARD-LOOKING STATEMENTS - This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are contained under this Item 1 "-Business," under Item 7 "-Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K. The forward-looking statements are identified by language that speaks of future events. For example, words such as "may," "could," "believe," "expect," "intend," "anticipate," "estimate," "continue," "projected," "future," "will," "seek," and "plan". The forward-looking statements address such matters as geological estimates of oil and gas reserves, exploratory and development drilling plans and schedules, capital expenditures, availability of capital resources, financial projections, present values of future production, financing assumptions and other statements that are not historical facts. Although statements involving those matters are based on information available at the time this Annual Report on Form 10-K was prepared and although Venus believes that its statements are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that the level of production or financial return expected can be achieved. Some of the important factors that could cause actual results to differ materially from those predicted in the forward-looking statements include (i) state and federal regulatory developments and statutory changes, (ii) the timing and extent of changes in commodity prices and markets, (iii) the timing and extent of success in acquiring leasehold interests and in discovering, developing or acquiring oil and gas reserves, (iv) the conditions of the capital and equity markets during the periods covered by the forward-looking statements, (v) reliance on estimates of reserves, (vi) drilling results, (vii) the Company's success in raising additional capital to fund its operations and to fund the execution of its strategy, and (viii) other matters beyond the control of the Company; e.g., the risk factors listed below.

RISK FACTORS

         Effects of Debt Financing - Venus already has incurred significant indebtedness, and we plan to incur additional indebtedness as we execute our exploration, exploitation and acquisition strategy. Our ability to meet our debt service obligations will depend on our future performance, and that will be subject to oil and gas prices, the level of production of oil and gas, general economic conditions, and financial, business and other factors affecting our operations. Many of those factors we have no control over. Our future performance could be adversely affected by any of those factors.

Our level of indebtedness will have several important effects on future operations, including:

         o a substantial portion of our cash flow from operations must be dedicated to the payment of interest on indebtedness and will not be available for other purposes,

         o covenants contained in our debt obligations will require us to meet certain financial tests,

         o other restrictions will limit our ability to borrow additional funds or to dispose of assets and may affect our flexibility in planning for, and reacting to, changes in the energy industry, including possible acquisition activities,

         o our ability to obtain additional financing in the future may be impaired, and

         o since the interest on our indebtedness is calculated with a variable rate, increases in that rate could affect our liquidity.

We have experienced financial covenant defaults under the Credit Agreement with our principal lender. These defaults have been waived through May 31, 1999. We are currently attempting to arrange additional subordinated capital to achieve a longer term resolution of our defaults under the Credit Agreement. There can be no assurance we will be successful in our efforts.

Events beyond our control may affect our ability to comply with the provisions of the revised Credit Agreement or any other indebtedness. The breach of any such provisions could result in a default under the Credit Agreement or any other indebtedness. If that happens, our lenders could elect to declare all amounts borrowed under the Credit Agreement or any other indebtedness, together with accrued interest, to be due and payable. The lenders under the Credit Agreement and any other secured indebtedness could then proceed to foreclose against any collateral securing the payment of such indebtedness, which collateral would constitute a significant portion, if not all, of our assets.

For example, lower oil and gas prices could result in a lower borrowing base, and that could force us to pay down the outstanding debt at a time when we had not planned to do so. If we do not make a sufficient payment to comply with the Credit Agreement, the lender could declare a default. Even if the lender does not declare a default before the debt matures, we can give no assurance that the debt can be paid fully when it does mature. If that is the case, the lenders would have the same remedies as if we do not comply with the financial covenants.

         Lack of Liquidity - The principal source for our capital has been our revolving Credit Agreement with our commercial bank. At December 31, 1998, we were not in compliance with the tangible net worth and current ratio requirements of the Credit Agreement. These requirements were waived by the bank through May 31, 1999. We are attempting to get an extension of that waiver period. Cash flow from production and an increase in the borrowing base under the loan agreement have not been sufficient for our current cash needs and we have essentially no borrowing base to draw on. There is no assurance that we can obtain the level of cash flow needed to fund current operations. For the medium and longer terms, we are working on a number of alternatives that we believe will address our future liquidity and financing needs if we successfully complete various combinations of those alternatives. The alternatives include sales of assets, farmouts or other partnering arrangements on selected properties, and issuances of indebtedness or equity capital. There can be no assurance that we will be successful in any of our efforts.

Our assets are predominately real property rights and intellectual information that we have developed regarding those properties and other geographical areas that we are studying for exploration and development. The market for those types of properties fluctuates and can be very small. Therefore, our assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than what we believe the properties are worth. That lack of liquidity can have materially adverse effects on strategic plans, normal operations and credit facilities. In addition, issuances of indebtedness or preferred stock could be very expensive. Furthermore, issuance of equity capital could be dilutive to stockholders.

         Lack of Profitable Operations - Since commencing operations in 1996, we have not been profitable. The Company has incurred net losses of $2,006,818 for the year ended December 31, 1996, $4,167,723 for the year ended December 31, 1997, and $9,410,329 for the year ended December 31, 1998. Unless the Company is successful in raising capital to successfully develop existing properties or acquire income producing properties, the Company expects operating losses and negative cash flows to continue for the foreseeable future. The Company may never generate sufficient revenues to achieve profitability. Even if the Company does, we may not sustain or increase profitability on a quarterly or annual basis in the future. At December 31, 1998, the Company had an accumulated deficit of $16,943,980.

Our business plan is based on the development of large reserves through the application of advanced geoscience techniques. To implement that plan, it takes several years and a significant capital investment, and even if the plan is successful, profits are not expected until several years into the implementation. We have reported large annual losses since our net revenue from production has not covered the large implementation cost. When or if that will change is unknown.

         Substantial Capital Requirements - Venus Exploration's strategy of finding, developing and acquiring oil and gas reserves depends on our ability to finance those expenditures. We plan to address our long-term liquidity and capital needs through bank financing, the issuance of debt and equity securities, when market conditions permit, and through the use of non-recourse production-based financing. We also continue to examine alternative sources of long-term capital. For example, the sale of net profits interest, sales of non-strategic properties, prospects and technical information, and joint venture financing are being considered.

The 1999 capital budget currently provides for approximately $2.6 million for exploitation and development projects. The Credit Agreement with our principal bank provides a credit limit that is determined by the lender in its sole discretion. The credit limit is based on projected net revenues from our oil and gas properties. As of December 31, 1998, we had borrowed the full credit limit of $5,540,000 under the Credit Agreement, so, in the short-term at best, any activity requiring financing will depend upon the Company's ability to raise additional capital. Cash flow from current operations will not be sufficient to fund any significant portion of the unfunded budget since most of the current cash flow is used to pay general and administrative expenses and to service the payment obligations under the Credit Agreement. We do not know if it will be possible to raise the additional capital requirements or if we will agree to the terms proposed by potential investors. The sale of properties during the first quarter 1999 did provide some cash in excess of the amounts required to pay down our lender.

Volatility of Oil and Gas Prices - Our financial condition, operating results and future growth are substantially dependent upon commodity prices and demand for oil and gas. Historically, the markets for oil and gas have been volatile, and they are likely to continue to be volatile in the future. Prices for oil and gas are subject to wide fluctuation in response to market uncertainty, changes in supply and demand and a variety of additional factors, all of which are beyond our control. Examples are:

         o    domestic and foreign political conditions,

         o    the overall supply of, and demand for, oil and gas,

         o    the price of imports of oil and gas,

         o    weather conditions,

         o    the price and availability of alternative fuels,

         o    overall economic conditions,

         o    exploration costs,

         o    drilling costs, and

         o    pipeline availability and transportation costs.

Our current production is slightly weighted toward oil, making earnings and cash flow sensitive to fluctuations in both oil and gas prices. In fiscal 1998, we estimate that a $0.10 per Mcf change in gas prices would have resulted in a $55,000 difference in our earnings before interest, taxes, depreciation and amortization ("EBITDA"), and a $1.00 per Bbl change in oil prices would have resulted in a $130,000 difference in our EBITDA.

As an example of the price declines we have seen in 1998 and especially in the fourth quarter of 1998, the average prices that we received in January 1998 were $2.43 per Mcf and $16.35 per Bbl; production sold in December of 1998 averaged $2.06 per Mcf and $9.71 per Bbl.

         Replacement and Expansion of Reserves - Our financial condition and results of operations depend substantially upon our ability to acquire or find and to successfully develop additional oil and gas reserves. Our proved reserves will generally decline as reserves are produced, except to the extent that we acquire properties containing proved reserves or we conduct successful exploration, development or exploitation activities. The decline rate varies depending upon reservoir characteristics and other factors. We cannot assure that we will be able to economically find, develop or acquire additional reserves to replace current and future production.

         Acquisition Risks - We expect to continue to evaluate and pursue acquisition opportunities, primarily in the southwest and Gulf Coast regions of the United States. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors beyond our control. This assessment is necessarily inexact, and its accuracy is inherently uncertain. In connection with such an assessment, we perform a review that we believe is generally consistent with industry practices.

This review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections generally are not performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may not be willing or financially able to give contractual protection against such problems, and we may decide to assume environmental and other liabilities in connection with acquired properties.

There can be no assurance that our acquisitions will be financially successful. Any unsuccessful acquisition could have a material adverse effect on our financial condition and results of operations.

         Drilling and Operating Risks - Drilling exploratory wells accentuates many of the risks described below. Exploratory wells by their nature are drilled into horizons about which little is known. Therefore, unexpected circumstances are encountered more often, and the probability of success is lower. Since a large part of our business plan involves exploration projects, these risks may pose more of a danger to us than they would to a company that focuses on drilling development wells and, therefore, drills in more known producing oil and gas fields and horizons.

There are many operating risks associated with the drilling for, and production of, oil and gas. Examples of those are uncontrollable flows of oil, gas, brine or well fluids on the ground and into the air, surface water and groundwater. Other examples are fires, explosions and pollution. Any of those could result in substantial losses to the Company.

Drilling activities are subject to financial risks, including the risk that no commercially productive oil or gas reservoirs will be encountered. We anticipate drilling or participating in the drilling of six (6) wells during 1999. We do not know if the new wells will be productive or if we will recover any of our investment. Even if they do produce, the new wells may not produce sufficient net revenues to return a profit after drilling, operating and other costs.

The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, many of which are beyond our control. Those include:

         o    general economic or financial conditions,

         o    mechanical problems,

         o    pressure or irregularities in formations,

         o    land title problems,

         o    weather conditions,

         o    compliance with governmental requirements, and

         o    shortages or delays in the delivery of equipment and services.

Other hazards are:

         o    unusual or unexpected geologic formations,

         o    unexpected pressures in underground formations,

         o    downhole fires,

         o    mechanical failures,

         o    blowouts,

         o    cratering,

         o    explosions,

         o    uncontrollable flows of oil, gas or wells fluids, and

         o    pollution and other environmental risks.

Any of these hazards could result in substantial losses due to injury and loss of life, severe damage to, and destruction of, property and equipment, pollution and other environmental damage and suspension of operations. We carry insurance that we believe is in accordance with customary industry practices, but, as is common in the oil and gas industry, we do not fully insure against all risks associated with our business, either because such insurance is not available or because the cost is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations.

         Markets - The availability of a ready market for any oil and gas that we produce depends upon numerous factors that are beyond our control. These factors include:

         o federal and state regulatory developments and statutory enactments,

         o    the timing and extent of changes in commodity prices,

         o    exploratory and development drilling success,

         o    the amount of oil and gas available for sale,

         o the availability of professional expertise and operating personnel,

         o    crude oil imports,

         o    access to adequate capital,

         o the availability of adequate pipeline and other transportation facilities, and

         o the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand

         Uncertainty of Estimates of Proved Reserves and Future Net Revenues - Estimates by definition are imprecise. Estimates of future oil and gas production are more so. Estimates of proved reserves and future rates of production are based on many factors beyond our control. The reserve data that we publish are only estimates, even when referred to as proved, and they are all subject to those factors. Although we believe our estimates are reasonable, you should expect that they will change as additional information becomes available.

Estimates of oil and gas reserves, of necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data, as well as in the projection of future rates of production and the timing of development expenditures. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be exactly measured. Therefore, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, and the classifications of such reserves based on risk of recovery, are functions of the quality of available data and of engineering and geological interpretation and judgment and the future net cash flows. These estimates may be prepared by different engineers or by the same engineers at different times and may vary substantially.

We cannot assure that the reserve estimates will ever be produced or that the proved, undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures related to our reserves will likely vary from estimates, and such variances may be material. In addition, the estimates of future net revenues from our proved reserves and the present value of the revenue are based upon certain assumptions about future production levels, prices and costs that may not be correct. The SEC PV-10 Values as reported on this Annual Report on Form 10-K should not be considered as representative of the fair market value of our proved oil and gas properties. ("SEC PV-10" refers to present value calculated using a 10% discount rate and other conditions required by the Securities and Exchange Commission) The discounted future net cash flows upon which they are based do not provide for changes in oil and gas prices or for escalation of expenses and capital costs. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated.

         Sale and Abandonment of Properties - The owners of an oil and gas property have the right to abandon any well or working interest. This often happens if, in their opinion, such well or property has ceased to produce or is not capable of producing in commercially paying quantities. We may not control the timing of plugging and abandoning wells in wells in which we do not own a majority working interest.

         Financial Reporting Impact of Successful Efforts Method of Accounting - We use the successful efforts method of accounting for our investment in oil and gas properties. Under that method of accounting, we capitalize (a) the acquisition costs of mineral interests in oil and gas properties, and (b) the drilling and equipment costs for development wells and for exploratory wells that result in proved reserves. The successful efforts method also requires us to expense the costs to drill exploratory wells that do not result in proved reserves, along with the costs of geological, geophysical and seismic data and analysis and the costs of carrying and retaining unproved properties. For purposes of this discussion a "development well" is one that is drilled in a horizon known to be productive, and an "exploratory well" is one drilled in an unproved area or horizon.

We depreciate capitalized costs of producing oil and gas properties, after considering estimated abandonment costs and estimated salvage values, and we account for the depletion of producing properties using the unit-of-production method. For impairment of value purposes, we periodically review our unproved oil and gas properties that are individually significant. We recognize an impairment loss when the net carrying value of an oil and gas field is greater than the estimated fair value of that field.

         Competition - The oil and gas industry is highly competitive in all of its phases and in particular in the acquisition of unexplored acreage, undeveloped acreage and existing production. There are a large number of operators engaged in oil and gas property acquisition and development, and Venus's competitive position depends on its geological, geophysical and engineering expertise, on its financial resources and on its ability to find, to acquire and to prove new oil and gas reserves. We encounter strong competition in acquiring economically desirable properties and in obtaining equipment and labor to operate and to maintain our properties. That competition is from major and independent oil and gas companies, many of which possess greater financial resources and larger staffs than we do. Labor and equipment markets have shown much volatility recently, and we cannot be certain that they will be available at the prices we have budgeted.

         Government Laws and Regulations - Political developments and federal and state laws and regulations affect our operations. The significance of that effect varies, but it can be substantial. For example, price controls, taxes and other laws relating to the oil and gas industry can have large effects on our business. We cannot predict how governmental agencies or the courts will interpret existing laws and regulations. Neither can we predict whether additional laws and regulations will be adopted or what their effect will be on our business or financial condition. See "-- Regulations -- General Federal and State Regulation."

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local governmental authorities. We believe that our compliance with such laws has not had any material adverse effect upon our operations. We also believe that the cost of our compliance has not been material. Nevertheless, the discharge of oil, natural gas or other pollutants into the air, soil or water may give rise to liabilities to the government and third parties and may require us to incur considerable costs of remediation.

Additionally, from time to time we have agreed to indemnify both buyers and sellers of oil and gas properties against certain liabilities for environmental claims associated with those properties. Existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, could materially and adversely affect our operations and financial condition. Likewise, material indemnity claims may arise against us from the properties we have previously acquired or sold. See "-- Regulations -- Environmental Regulation."

         Control by Certain Stockholders - As of December 31, 1998, the current officers and directors of the Company and Range Resources Corporation (of which one of our directors is the President) as a group beneficially own forty-seven percent (47%) of the undiluted voting power of the Company's voting equity. Consequently, if they act together, these shareholders are in a position to effectively control the affairs of the Company, including the election of all of our directors and the approval or prevention of certain corporate transactions that require majority stockholder approval.

There is a Stockholders Agreement among certain of the directors, their affiliates and certain other stockholders. Pursuant to that agreement, in the election of directors of the Company at the 1999 annual stockholder meeting and subsequent annual stockholder meetings at which time the agreement is still in effect with regard to those parties, the parties to that agreement will vote their shares for the four nominees nominated by a stockholder group led by the Chairman of the Board and one nominee nominated by Range Resources Corporation. This agreement may be considered to increase the control by those stockholders.

         Dependence on Key Personnel - The Company is dependent upon Eugene L. Ames, Jr., Chairman of the Board and Chief Executive Officer, John Y. Ames, President and Chief Operating Officer, Eugene L. Ames, III, Vice President, and Patrick A. Garcia, Treasurer and Chief Financial Officer. It is also dependent on other key personnel, including Thomas E. Ewing and Bonnie Weise, both of whom are actively involved in the technical application of the geoscience methods that are one of the strengths of the Company. The loss of any one of these individuals for any reason may adversely affect the Company. The Company has employment agreements with Messrs. Ames, Jr., Ewing, and Ms. Weise.

REGULATIONS

         General Federal and State Regulation - Our business is subject to extensive federal rules and regulations. Failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil and gas industry increases our cost of doing business and affects our profitability. Because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations and impose other requirements relating to the exploration and production of oil and natural gas. Many states also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells. Many states restrict production to the market demand for oil and gas. Some states have enacted statutes prescribing ceiling prices for gas sold within their boundaries.

Also, from time to time regulatory agencies impose price controls and limitations on production by restricting the rate of flow of oil and gas wells below natural production capacity in order to conserve supplies of oil and gas.

         Environmental Regulation - The exploration, development and production of oil and gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations. A partial list of those are:

         o    Oil Pollution Act of 1990,

         o    Clean Water Act,

         o Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"),

         o    Resource Conservation and Recovery Act ("RCRA"), and

         o    Clean Air Act.

Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities.

Under the Oil Pollution Act, a release of oil into water or other areas designated by the statute can result in us being held responsible for the costs of remediating such a release, certain damages specified in the Act and the damage to natural resources. That liability can be extensive, depending on the nature of the release.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several retroactive liabilities, without regard to fault or the legality of the original conduct. In practice, cleanup costs are usually allocated among various responsible parties. Although CERCLA currently exempts most petroleum products like crude oil, gas and natural gas liquids from the definition of "hazardous substance," our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Of course, we are unsure if the exemption will be preserved in future amendments of the act.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling, and production operations, as "hazardous wastes" under RCRA. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

SALES AND MAJOR CUSTOMERS

Our production is generally sold at the wellhead to various oil and natural gas purchasing companies, typically those that are in the areas where the oil or natural gas is produced. Crude oil and condensate are typically sold at prices that are based on posted field prices. Natural gas is generally sold month to month on the spot market. For example, in the month of December 1998, about 94% of natural gas production from wells operated by us was sold at the wellhead at spot market prices. The term "spot market" refers to contracts with a term of six months or less or contracts that call for a redetermination of sales prices every six months or more often. We do not believe that the loss of one or more of its current natural gas spot purchasers would have a material adverse effect on the our business because any individual spot purchaser could be readily replaced by another spot purchaser who would pay a similar sales price. However, although we believe that there will be a spot market available, that market is highly sensitive to changes in current market prices, and a downward trend in spot market prices can have a significant impact on our cash flow.

Three customers each accounted for approximately 10% or more of consolidated revenues in 1998. Those are Stephens & Johnson Operating Company (16%), Flying J Oil & Gas, Inc. (13%) and Columbia Energy Systems Corporation (12%). In 1997, three customers accounted for approximately 10% or more of consolidated revenues. Those are Dow Hydrocarbons & Resources, Inc. (22%), Stephens & Johnson Operating Company (10%) and Flying J Oil & Gas, Inc. (10%).

OIL AND NATURAL GAS RESERVES

At December 31, 1998, independent petroleum engineers evaluated properties representing 100% of PV-10 Value. The PV-10 Values shown in this Annual Report on Form 10-K are not intended to represent the current market value of the estimated net Proved Reserves of oil and natural gas owned by Venus. Neither prices nor costs have been escalated in the reserve estimates.

We have not filed any estimate of oil or gas reserve information with any federal authority or agency other than the U.S. Securities and Exchange Commission (SEC). The following table summarizes our estimates of our net Proved Reserves and their PV-10 Value as of December 31, 1998.

--------------------------------------------------------------------------------------------------------------
                                                     PROVED RESERVES (1)
                                                  (AS OF DECEMBER 31, 1998)
--------------------------------------------------------------------------------------------------------------
                                                    PDP              PDNP               PUD           TOTAL
                                                    ---              ----               ---           -----

Oil and Condensate (Mbbls). . . . . . . . . .       335.10            113.50            240.10         708.70
Natural Gas (Bcf) . . . . . . . . . . . . . .         5.13              1.04              2.69           8.87
Combined Equivalent BCF (Bcfe). . . . . . . .         7.14              1.84              4.14          13.12
PV-10 Value (in thousands). . . . . . . . . .     $  5,503           $   979           $ 2,156        $ 8,138
===============================================================================================================

         (1) During the first quarter of 1999, the Company sold a significant portion of its non-strategic Proved Reserves.

----------------------------------------------------------------------------------------------------------------
                                           PROVED RESERVES BY STATE
                                           (AS OF DECEMBER 31, 1998)
----------------------------------------------------------------------------------------------------------------
     STATE                                               TOTAL GAS      PERCENT OF        PV-10        PERCENT
                   GROSS       OIL          GAS            EQUIV.          TOTAL          VALUE        OF PV-10
                   WELLS     (MBBL)        (BCF)          (BCFE)          (BCFE)         ($1,000)       VALUE
---------------- --------- ------------ ------------ ---------------- ---------------- ------------ ------------

Texas ..........      56       232          6.93           8.33           63.46%          5,419         66.59%
Oklahoma .......      97       146          0.27           1.14            8.72%            727          8.93%
West Virginia ..      62         1          1.42           1.43           10.89%          1,088         13.37%
Other(1) .......      21       330          0.24           2.22           16.93%            904         11.11%
----------------    ----      ----         -----         ------          ------          ------        ------
TOTAL ..........     236       709          8.87          13.12             100%          8,138           100%
                    ====      ====         =====         ======          ======          ======        ======

(1) Other states are Michigan, Alabama, Utah, Louisiana, Colorado, Kansas and California.

During the first quarter 1999, the Company sold its West Virginia properties and two producing Texas wells. As of December 31, 1998, Proved Reserves attributable to the properties sold were approximately 1,000 barrels of oil and 3,716,000 Mcf of gas, or approximately 3.7 Bcfe, with a PV-10 Value of $2.5 million, of which 2 Bcfe, with a PV-10 Value of approximately $1.6 million, were classified as Proved Developed Producing.

The foregoing table represents a decrease in value and an increase in amount of Proved Reserves as compared with December 31, 1997. See Note 12 of Notes to Consolidated Financial Statements (Supplementary Oil and Gas Disclosures) for further information.

The reserve data presented in the Annual Report on Form 10-K are present estimates only. In general, estimates of economically recoverable oil and gas reserves and of the future net revenues therefrom are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, all of which may vary considerably from actual results. All reserves are evaluated based on the assumption that all reported data are stated at standard temperature and pressure. If that assumption proves to be incorrect, there can be a substantial effect on estimated gas reserves. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net revenues expected therefrom prepared by different engineers or by the same engineers at different times may vary substantially. The Company, therefore, emphasizes that the actual production, revenues, severance and excise taxes, development and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances could be material.

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

DRILLING ACTIVITY

The Company drilled or participated in 12 Development Wells and 5 Exploratory Wells during the three years ended December 31, 1998. The following table sets forth the Company's drilling activity over the last 3 years.

---------------------------------------------------------------------------------------------------------

                                           DEVELOPMENT WELLS
---------------------------------------------------------------------------------------------------------
                               GROSS WELLS                                    NET WELLS
------------- ---------------------------------------------- --------------------------------------------
   YEAR         PRODUCTIVE          DRY           TOTAL        PRODUCTIVE         DRY          TOTAL
------------- --------------- ---------------- ------------- --------------- -------------- -------------

1996.......          2.00             --             2.00          0.40            --            0.40
1997.......          5.00             --             5.00          2.90            --            2.90
1998.......          4.00              1             5.00          1.44             1            2.44
                    -----            ---            -----          ----           ---            ----
TOTALS.....         11.00              1            12.00          4.74             1            5.74
                    =====            ===            =====          ====           ===            ====


------------------------------------------------------------------------------------------------------------

                                             EXPLORATORY WELLS
------------------------------------------------------------------------------------------------------------
                               GROSS WELLS                                      NET WELLS
------------- ----------------------------------------------- ----------------------------------------------
YEAR            PRODUCTIVE           DRY            TOTAL       PRODUCTIVE          DRY            TOTAL
------------- --------------- ---------------- -------------- --------------- --------------- --------------

1996.......          2.00            0.00             2.00           0.10          0.00            0.10
1997.......          3.00            1.00             4.00           2.00          0.30            2.30
1998.......          1.00            2.00             3.00           0.26          0.873           1.13
                     ----            ----             ----           ----          -----           ----
TOTALS.....          6.00            3.00             9.00           2.36          1.173           3.53
                     ====            ====             ====           ====          =====           ====


--------------------------------------------------------------------------------------------------------------
                                              PRODUCTIVE WELLS
                                          (AS OF DECEMBER 31, 1998)
--------------------------------------------------------------------------------------------------------------
                               GROSS WELLS                                    NET WELLS
-------------------------------------------------------------- -----------------------------------------------
STATE               OIL              GAS            TOTAL           OIL             GAS            TOTAL
---------------  ------------- --------------- --------------- -------------- ---------------- ---------------

Texas............    14.00           38.00            52.00          3.49          7.04            10.53
Oklahoma.........    84.00           17.00           101.00          9.58          0.63            10.20
West Virginia....     0.00           62.00            62.00          0.00         58.09            58.09
Other(1).........    15.00            6.00            21.00          3.63          1.06             4.69
                    ------          ------           ------         -----         -----            -----
TOTALS...........   113.00          123.00           236.00         16.70         66.82            83.52
                    ======          ======           ======         =====         =====            =====

(1) Other states are Michigan, Alabama, Utah, Louisiana, Colorado, Kansas and California.

During the first quarter 1999, the Company sold its West Virginia properties and two producing Texas wells. On December 31, 1998, one non-operated well was waiting on completion. That well was sold in February 1999.

ACREAGE

The following table sets forth the Developed and Undeveloped Acreage of the Company as of December 31, 1998:


-----------------------------------------------------------------------------------------------------

                                      DEVELOPED AND UNDEVELOPED ACREAGE
-----------------------------------------------------------------------------------------------------
                                 GROSS ACRES                                NET ACRES
     STATE             DEVELOPED            UNDEVELOPED           DEVELOPED           UNDEVELOPED
---------------- --------------------- -------------------- -------------------- --------------------

Oklahoma........         13,655                   219                 432                  187
Texas...........          8,122                18,702               1,341                3,994
Utah............          4,943                    --               1,536                   --
West Virginia...          2,239                    --               2,042                   --
Louisiana.......            820                 1,476                  40                  364
Alabama.........            400                    --                 136                   --
California......            400                    --                  26                   --
Kansas..........             80                   880                  40                  400
Michigan........            240                    --                 108                   --
                         ------                ------               -----                -----

TOTALS..........         30,899                21,277               5,701                4,945
                         ======                ======               =====                =====

During the first quarter 1999, the Company sold its West Virginia properties and two producing Texas wells. Acreage attributable to the properties sold totaled 2,943 gross acres and 2,218 net acres.

PRODUCTION

The following table summarizes the net oil and gas production, weighted average sales prices and average production (lifting) costs per unit of production for the Company for the periods indicated:

-------------------------------------------------------------------------------------------------------------------
                           UNITS OF PRODUCTION                AVERAGE SALES PRICE
DECEMBER 31,              OIL              GAS               OIL               GAS           AVERAGE LIFTING COST
-------------------- ---------------- ---------------- ---------------- ------------------- -----------------------
                         (MBLS)            (BCF)            $/BBL              $/MCF              $/MCFE

1996...............         23             0.069            18.80              2.55               1.39
1997...............         81             0.410            17.72              2.44               1.08
1998...............        119             0.572            12.84              2.15               1.25


During the first quarter 1999, the Company sold its West Virginia properties and two producing Texas wells. Production for 1998 attributable to the properties sold totaled 1,566 barrels of oil and 177,830 Mcf of gas.

PRODUCTS AND MARKETS

We currently produce oil and natural gas. We do not refine or process the oil or natural gas that we produce. We sell the oil we produce under short-term contracts at market prices for the areas in which the producing properties are located, generally at FOB field prices posted by the principal purchaser of oil in the area. We sell natural gas produced from our properties under short-term contracts to entities that have pipelines in the vicinity of the production or that will build short gathering lines to such properties. In some instances, we own the gathering line. Typically, the contracts for natural gas sales are for terms less than six months. We are not obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

REGULATION AND ENVIRONMENTAL MATTERS

See "-Risk Factors - Regulations" for a discussion of various laws and regulations that affect the Company and its business.

EMPLOYEES

As of March 31, 1999, the Company had 18 employees.

EXECUTIVE OFFICERS OF VENUS EXPLORATION, INC.

At March 31, 1999, the executive officers of the Company were Eugene L. Ames, Jr., John Y. Ames, Eugene L. Ames III, and Patrick A. Garcia.

Eugene L. Ames, Jr., age 65, became Chairman, Chief Executive Officer and a director of the Company in 1997. He has been in the oil and gas business since 1954 and has been associated with New Venus and its predecessor entities since 1962 and chief executive officer of those predecessor entities since 1991. Ames received a B.S. degree in Geology from the University of Texas at Austin in 1955. He served as Chairman of the Independent Petroleum Association of America from 1991 to 1993 and currently serves as a member of the management committee of the American Petroleum Institute.

John Y. Ames, age 43, became President, Chief Operating Officer and a director of the Company in 1997. He is a graduate of the University of Texas at Austin with a BBA degree in Petroleum Land Management. He had eight years of experience in the energy business before becoming associated with New Venus and its predecessor entities as a Vice President in 1984. He became Executive Vice President of those predecessor entities in 1995 and President and Chief Operating Officer in 1996.

Eugene L. Ames, III, age 39, became Vice President-Exploration in 1997. He held similar positions with the Venus predecessor entities since 1991. He is a graduate of Trinity University with BS degrees in both Geology and Business Administration. He has 13 years of experience in operations and petroleum exploration.

Patrick A. Garcia, age 42, became Treasurer of the Company in 1997 and was appointed as Chief Financial Officer in June of 1997. He held similar positions with the Venus predecessor entities since 1980. He is a graduate of Texas A&M University with a BBA degree in Accounting. He worked with Peat, Marwick, Mitchell & Company (now KPMG LLP) for three years before becoming associated with New Venus and its predecessor entities in 1980.

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


ITEM 2.  PROPERTIES

TITLE TO PROPERTIES

Substantially all of our properties are Working Interests derived from oil and gas leases on property owned by third parties. Very little of our property is mineral or fee ownership. We usually perform title research before acquiring leases or interests in leases, and we believe that we have satisfactory title to our producing properties. The degree of research varies depending on the value initially assessed to the property, whether the property is producing at the time of acquisition, and other factors. The properties are usually subject to the rights of lessors to be paid a Royalty Interest out of production. They are also often subject to overriding royalties and other burdens, none of which we believe to be a material burden on the value of our interest. Substantially all of our properties are and will continue to be subject to liens and mortgages to secure borrowings under our credit facility.

Substantially all of the properties that we own are subject to exploration or development agreements with third parties. The exploration and development agreements are subject to "Area of Mutual Interest," or "AMI," provisions that give the third party participants certain limited rights of first refusal on interests acquired within the AMI. If the third party elects not to acquire such interest, we usually will have the right to acquire the third party's proportionate part of the interest. Once interests are acquired, the parties to the agreements usually also have an election before a well is drilled. If a party elects not to drill, we usually have the right to acquire certain interests from the non-drilling party, but depending upon the size of the interest and the cost of the proposed well, we may or may not elect to acquire that interest. In several of the exploration and development projects in which we are involved, the election not to participate or not to drill by a third party owner of a large part of the project could materially affect the value of our interest in that project.

In May 1997, our executive and operating offices were relocated to San Antonio, Texas, where we occupy premises of approximately 12,570 useable square feet pursuant to a lease that expires on December 31, 2002. We also lease an office in Houston, Texas. The Houston office address is 363 W. Sam Houston Parkway East, Suite 490, Houston, Texas 77060. That lease terminates on August 26, 2001. We no longer have employees in Houston and we are currently in the process of sub-leasing this office space. Our annual rental expense is approximately $254,000. The lease of the San Antonio office space provides for increased rents at stated amounts and intervals and an adjustment for variations in utility costs.

See "Item 1 - BUSINESS" for additional information concerning the Company's oil and gas properties.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party in any lawsuits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the last three months of the year ended December 31, 1998, the Company did not submit any matter to a vote by its shareholders.

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

----------------------------------------------------------------------------------

1998                                                       HIGH            LOW
-----------------------------------------------------    ---------      ----------

   First Quarter...................................      $  3 7/8       $  3 1/4
   Second Quarter..................................         4              3
   Third Quarter...................................         3 7/8          3 1/4
   Fourth Quarter..................................         3              1 1/4
-----------------------------------------------------    ---------      ----------

----------------------------------------------------------------------------------

1997(1)                                                    HIGH            LOW
-----------------------------------------------------    ---------      ----------

   First Quarter...................................      $  6 1/4       $  2 1/8
   Second Quarter..................................         5 5/2          3 7/8
   Third Quarter...................................         5 9/16         3
   Fourth Quarter..................................         5              3 1/2
-----------------------------------------------------    ---------      ----------

    (1) Stock prices shown for dates prior to May 21, 1997, are attributable to Xplor Corporation (NASDAQ SmallCap Stock Market(TM):XPLR), and its financial history is not contained in this Annual Report on Form 10-K. Therefore, comparisons of the stock price history with other historical financial data shown herein for the period before May 21, 1997, would be misleading.

On April 12, 1999, the closing bid price for the Company's Common Stock was $1.1875 per share.

The Company had 985 stockholders of record as of March 31, 1999 (not including nominee holders such as banks and brokerage firms that hold shares for beneficial owners). The Company has not paid dividends in recent periods and has no present intention to resume payment of dividends. It presently intends to reinvest its net revenues in its ongoing business.

The Company entered into a Second Amended and Restated Loan Agreement dated December 19, 1997. Under that credit agreement, the Company is not permitted to declare or to pay any dividend on any of its shares or to make any distribution to its stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth for the period indicated selected historical financial data for the Company. The selected historical financial data as of and for each of the years in the five-year period ended December 31, 1998, have been derived from our audited historical financial statements. We acquired significant producing oil and gas properties in all the periods presented. Those acquisitions affect the comparability of the historical financial and operating data for the periods presented. The information below should be read in conjunction with Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Historical Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K, including the reference to reverse acquisition accounting treatment given to the 1997 Acquisition.

                             SELECTED FINANCIAL DATA

           AS OF AND FOR THE FIVE-YEAR PERIOD ENDED DECEMBER 31, 1998

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)

                                                     1998            1997          1996           1995           1994
                                                   --------       --------       --------       --------       --------

Total revenues ..............................      $  2,805       $  2,476       $    543       $    798       $    841
Dividends paid (1) ..........................          --             --               35             72             20
Income (loss) before
  extraordinary items .......................        (9,064)        (4,168)        (2,007)          (696)           337
Net income (loss) ...........................      $ (9,410)        (4,168)        (2,007)          (696)           337
Net income (loss) per common share ..........          (.95)          (.57)          (.60)            (1)            (1)
Long term debt ..............................          --            2,005           --             --               72
Other long-term liabilities .................            23             27           --             --             --
Convertible redeemable preference
  shares ....................................          --             --            4,955           --             --
Total assets ................................         7,396         12,931          4,343          3,031          5,939
                                                   --------       --------       --------       --------       --------

(1) The Company's predecessor was a privately-held S Corporation. Dividends paid in 1994, 1995 and 1996 were paid by the S Corporation.

Fiscal 1997 includes revenues, beginning in May 1997, from properties acquired in the Acquisition transaction. Fiscal 1998 revenues include twelve months of such revenues.

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

GENERAL

In 1997, we went through a major transformation as a result of the Acquisition discussed in Item 1 "BUSINESS" above. Legally, Xplor Corporation acquired the assets of New Venus. However, accounting principles require that this transaction be treated as a reverse acquisition of the Company by New Venus. After the transaction, the Company's name was changed from Xplor Corporation to Venus Exploration, Inc. Under the reverse acquisition accounting principles, the results of operations and financial information for prior years shown in this report are those of the predecessor Venus entities, not Xplor Corporation. Moreover, operational data shown herein for periods prior to May 21, 1997; e.g., production information, reflect the operations of New Venus and its predecessors. Accordingly, comparison of information in this report with prior Xplor Corporation corporate reports previously filed under the Securities Exchange Act of 1934 is not an appropriate performance measure.

We completed 5 (gross) new wells in our 1998 drilling program, and, as a result, increased our Proved Reserves, net of 1998 production and revisions of previous estimates, by 6%. Proved Reserves increased from 12.4 Bcfe on December 31, 1997, to 13.1 Bcfe on December 31, 1998. During the first quarter 1999, we sold properties estimated to contain 3.7 Bcfe of Proved Reserves as of December 31, 1998. Although reserves increased 6% during 1998, their PV-10 Value decreased 29% due to lower prices. The PV-10 Value of the oil and gas properties at December 31, 1998, $8.1 million, is $2.2 million higher than their book value of $5.9 million.

In 1998, the production obtained and the revisions of previous estimates of reserves that were incurred together resulted in a reduction of reserves of approximately 1.7 Bcfe, so the gross increase in Proved Reserves was 2.4 Bcfe.

In 1998 we drilled 6 wells and participated in 2 additional wells. Three of the 8 wells were Exploratory Wells and 5 were Development wells. Two of the wells were completed as oil wells, 3 as gas wells, and 3 were plugged and abandoned.

Due to market conditions, our business plan for 1999 focuses primarily on development drilling and field exploitation of existing projects. The 1999 budget provides for capital expenditures of approximately $2.6 million for projects that include the drilling of 2 development wells, 2 exploitation wells, a 3-D seismic acquisition for the development of an existing field, acreage acquisition and the participation in 2 non-operated development wells. The cost of the 3-D seismic acquisition included in the 1999 plan is estimated at $ 115,000. Because funding is currently not available for our 1999 budget, we may elect to reduce our interest through sales, farmouts or other transactions in certain wells or seismic projects or to include those wells or projects in a joint venture with industry participants, in which event our capital investment and upside potential would be lower. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs.

Our general and administrative expense increased significantly from 1996 to 1998. This increase is due primarily to two factors; i.e., significantly expanded exploration activities and various corporate restructurings during 1996 and 1997 with the increased cost continuing into 1998. The corporate restructurings included (i) the incorporation of a United Kingdom public limited company, (ii) the repatriation of the United Kingdom company, (iii) the Xplor - Lomak - New Venus transaction in 1997, and (iv) legal and accounting costs related to first-year SEC filing costs. All contributed to the significant increase in the Company's general and administrative costs.

The 1997 Acquisition and the corporate restructuring in 1996 affected the reported financial results in various ways. The historical financial statements of the Company are that of a predecessor entity for all of 1995 and the first six months of 1996. On July 1, 1996, that predecessor entity transferred most but not all of its interest in the oil and gas properties to another predecessor entity of the Company. Comparisons of revenues and expenses between 1997 and 1996 are affected by the inclusion in the first half of 1996 of the revenues and expenses attributable to oil and gas properties and other assets and liabilities that were, for accounting purposes, deemed distributed on July 1, 1996.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997

We reported a net loss of $9.4 million for 1998 versus a net loss of $4.2 million for 1997. Due to low oil prices, the Company reported impairment losses of $3.5 million in 1998 compared to $1.1 million in 1997. Low oil prices also resulted in higher depreciation, depletion and amortization expense and negatively impacted revenues. In 1998, we reported an extraordinary loss of $345,905 due to the early extinguishment of debt.

Oil and gas production was 1,285 Mmcfe in 1998 compared to 896 Mmcfe in 1997, an increase of 43%. This increase is due to new wells brought into production during 1997 and 1998 and a full year of production from the wells acquired in the May 1997 Acquisition. Average oil prices declined from $17.72 per barrel in 1997 to $12.84 in 1998, a 28% decrease. Average natural gas prices declined from $2.44 per Mcf to $2.15, a 12% decrease. Despite the decrease in average product prices, oil and gas revenue increased by $0.3 million to $2.8 million in 1998 from $2.5 million in 1997 primarily due to new wells drilled and brought into production and the 1997 Acquisition.

Oil and gas production costs in 1998 were $1,609,733 ($1.25 per Mcfe) compared with $963,822 in 1997 ($1.08 per Mcfe). The increase in total production expense is due primarily to the increase in reported sales volume. In addition, approximately 54% of 1998 production costs are attributable to older, non-operated wells that were acquired in the business combination on May 21, 1997. As a group, these wells are the highest production cost wells ($1.55 per Mcfe in 1998 and $1.45 per Mcfe in 1997), and 1997 reflects only seven months of production while 1998 reflects twelve months from these wells. Workover operations on three operated properties also contributed to the increase in cost. 1998 production or lifting cost as a percentage of oil and gas sales, increased to 57%, compared with 39% in 1997. This increase was due mostly to the decrease in oil and gas prices, which resulted in lower revenues to compare to production cost.

During the first quarter 1999, we sold our West Virginia properties and two producing Texas wells. Production for 1998 attributable to the properties sold totaled 1,566 barrels of oil and 177,830 Mcf of gas. Fiscal 1998 revenues less operating expenses of the properties sold totaled $213,784.

During 1998, we recorded impairment expense of $3.5 million as compared to $1.1 million recorded in 1997. Impairment expenses for both 1998 and 1997 relate primarily to the cost, initially capitalized, of acquiring and drilling Exploratory and Development Wells that were completed but that failed to establish enough reserve value to justify their carrying value. In such cases, an impairment is recognized to reduce the capitalized cost to the estimated fair market value. The comparison of carrying cost to estimated fair market value is on a field by field basis. Costs of Exploratory Wells that are not completed, but are plugged and abandoned, are charged directly to dry hole expense.

Exploration expense, including geological, geophysical and seismic data acquisition and analysis and dry hole expenses, was $1,261,557 in 1998, compared to $504,983 in 1997. The increase is due mainly to dry hole costs of $530,358 attributable to a well drilled in West Texas.

Depreciation, depletion and amortization expense of $1,774,999 in 1998 increased by $696,057 from $1,078,942 in 1997. This increase is primarily due to the 43% increase in sales volume and the decline in reserves on many individual properties as a result of the low period end prices used to compute remaining reserves.

During 1998, general and administrative expense of $3,174,156 increased $250,392 from $2,923,764 in 1997. This increase was primarily due to a significant decrease in overhead reimbursement from a joint venture that we manage. In addition, rent expense increased due to the increase, in late 1997, in the amount of square footage that we rent. The 1998 amount also includes $161,198 of non-cash compensation expense related to stock options granted to directors in lieu of fees and restricted stock granted two key employees.

Our 1998 interest and other income of $32,502 decreased by $45,156 from 1997 due primarily to significantly lower cash available for interest bearing investment.

Interest expense was $568,085 in 1998, compared to $203,213 in 1997. The $364,872 increase is primarily due to increased borrowings. Interest expense includes amortization of deferred financing cost of $103,260 in 1998 and $81,535 in 1997. The average daily balances of interest-bearing debt was $4,831,341 in 1998, compared to $1,030,000 in 1997.

YEAR ENDED DECEMBER 31, 1997, COMPARED WITH YEAR ENDED DECEMBER 31, 1996

We experienced a net loss of $4.2 million for 1997 versus a net loss of $2.0 million for 1996. We reported impairment losses in 1997 and 1996 of $1.1 million and $1 million, respectively. General and administrative cost increased by $1,549,223, or over 100%.

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

During 1997 we recorded impairment expense of $1.1 million as compared to the $1.0 million recorded in 1996. Impairment expenses for both 1997 and 1996 relate primarily to the cost, initially capitalized, of acquiring and drilling Exploratory and Development Wells that were completed but that failed to establish enough reserve value to justify their carrying value. In such cases an impairment is recognized to reduce the capitalized cost to the estimated fair market value. The comparison of capitalized cost to fair market value is on a field by field basis. Costs of Exploratory Wells that are not completed, but are plugged and abandoned, are charged directly to dry hole expense.

Exploration expense, including geological, geophysical and seismic data acquisition and analysis and dry hole expenses, was $504,983 in 1997, compared to $116,905 in 1996. The increase is due mainly to the drilling of one Exploratory Well dry hole during the year and increased activity in exploration joint ventures we operate.

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

Our 1997 interest income of $77,658 increased by $22,230 over 1996 due primarily to interest received from the investment of cash acquired in the Acquisition.

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

ACCOUNTING POLICIES

On January 1, 1998, we adopted Financial Accounting Standards Board ("FASB") Statement of Financial Account Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 130 did not have an impact on our financial presentation of income.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning after June 15, 1999. We believe that SFAS No. 133 will not have a material impact on our financial statements and disclosures.

Effective December 31, 1998, we adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way in which publicly-held companies report financial and descriptive information about their operating segments in financial statements for both interim and annual periods, and require additional disclosures with respect to products and services, geographic areas of operations and major customers.

In April 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires that costs of start-up activities, including organizational costs, be expensed as incurred. This SOP will be effective for the Company's 1999 consolidated financial statements. In our opinion the adoption of SOP 98-5 will not have a material effect on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, we had a working capital deficit of $6,624,472 compared with a working capital deficit of $768,939 at December 31, 1997, a decrease in working capital of $5,855,533. Of this decrease, $5,040,000 is due to classifying the entire amount of outstanding bank debt at December 31, 1998, as a current liability. In connection with the asset sales subsequent to December 31, 1998, the borrowing base was reduced to $3,870,000, of which $3,809,956 had been drawn at that date.

Net cash used in operating activities during 1998 was $2,527,560, whereas $1,276,042 was used during 1997. Cash and equivalents decreased by $556,604 principally due to capital expenditures related to exploration and development and the cost of administrative services required to support the increased exploration activities and corporate restructurings. The decrease of $1,853,803 in accounts receivable was primarily the result of the timing of revenue receipts and joint interest receivables. The decrease in trade accounts payable of $1,811,457 is attributable to our decreased level of drilling.

We have incurred net losses of approximately $2,006,818 for the year ended December 31, 1996, $4,167,723 for the year ended December 31, 1997, and $9,410,329 for the year ended December 31, 1998. Unless we are successful in raising capital to successfully develop existing properties or acquire income producing properties, we expect operating losses and negative cash flows to continue for the foreseeable future. We may never generate sufficient revenues to achieve profitability. Even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future. At December 31, 1998, we had an accumulated deficit of approximately $16,943,980.

To fund our business activities, we had previously relied on bank financing, cash flow from operations, sales of properties and joint ventures with industry participants. In 1996, the decision was made to sell equity interests and to use limited recourse financing under a credit facility with a non-bank lender. In 1997, a more conventional bank line of credit facility was set up. In the future, we intend to finance our drilling plans and other operations with cash flow from operations, borrowings from the bank credit facility, sales of non-strategic properties, and public and private equity sales.

The prices paid to us and other producers during 1998 and the first three months of 1999 have been considerably below the average price received in 1997. That diminished revenue could have a material effect on the number of wells we drill in 1999. Cash flow from existing properties will not fund our 1999 drilling plan; therefore, the number of wells we drill will depend on a number of external factors, the most important of which is the availability of debt and equity capital in public and private capital markets. In addition, if we are unable to generate sufficient cash flow from operations to service our debt, we may be required to refinance all or some of our debt, to sell certain assets or to obtain additional debt or equity financing. There is no assurance that any such additional funding will be available. Any major property acquisitions are also dependent upon receiving adequate financing to fund the purchase; therefore, any such transaction will be subject to the same factors. The capital resources and liquidity needed to run the business in prior years have been provided in large part from cash sales of properties that were the result of Venus's past exploratory successes and debt and equity financing. There is no assurance that such sources of capital will be available in the future.

While we regularly evaluate and discuss possible acquisitions, we have no present agreements or commitments with regard to any specific such acquisition. Any acquisition outside of current exploration and development programs would require additional financing and would be dependent upon financing options available at that time.

Venus's cash flow stream is dependent upon the various factors that generally affect the domestic oil and gas markets. For example, price, government regulation and normal oil and gas operational events. Lower oil and gas prices during 1998 had a negative effect on cash flow from current production, the line of credit that is supported by reserve value, and the availability of the new capital resources needed to explore and develop the extensive portfolio of projects and prospects that we have under study. Increases in our borrowing base are directly dependent upon continued successes in drilling productive wells and the prices paid for oil and natural gas production at any given time. Indirectly, those continued successes would help in any efforts to raise additional capital resources. At December 31, 1998, we were not in compliance with two financial maintenance covenants of our existing credit facility, the tangible net worth and the current ratio requirements. We have obtained a waiver through May 31, 1999, however because of the uncertainty regarding our ability to either obtain future waivers or to come into compliance with the covenants through the end of 1999, the outstanding loan balance has been classified as a current liability.

The lender could elect, subsequent to the period waived, to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of our assets. Our assets are predominately real property rights and intellectual information that we have developed regarding those properties and other geographical areas that we are studying for exploration and development. The market for those types of properties fluctuates and can be very small. Therefore, our assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than what the we believe the properties are worth. That lack of liquidity can have materially adverse effects on strategic plans, normal operations and credit facilities. In addition, issuance of indebtedness or preferred stock could be costly and dilutive to stockholders.

Due to our current working capital deficit, not being in compliance with our credit facility covenants, and lack of profitability, we are taking the following steps:

         1. During the first quarter 1999 we sold our interest in two non-core, non-operated properties for $2,320,000. The Company used $1,650,000 to repay bank debt. Outstanding bank debt at December 31, 1998, totaled $5,540,000 and $3,809,956 at March 31, 1999. During the
             fourth quarter 1998 the properties sold generated net proceeds (revenues less operating expense) of approximately $75,000. At March 31, 1999, the borrowing base totaled $3,870,000 leaving an unused borrowing base of $60,044.

         2. During the fourth quarter 1998 and the first quarter 1999 we reduced office personnel from 28 employees to 18 employees, a reduction in staff of 36%. We expect that these reductions, plus other general and administrative cost reductions, will significantly reduce overall costs. Due to severance packages and related costs, the cost savings will not begin to appear until the second quarter 1999.

         3. We reduced planned exploration activity for 1999 to selected prospects we believe to have extraordinary merit.

         4. In March 1999 we retained an investment banking firm to provide services related to a possible placement of private equity to be used to finance the acquisition of oil and gas properties. We are currently in negotiations with two parties for the acquisition of producing oil and gas reserves, primarily gas. Both packages are located in geological trends where our management and geoscience team has experience and which we have targeted for reserve growth. There can be no assurance that we will be successful in raising any capital or completing any acquisitions.

         5.  We plan to continue to sell non-core properties.

         6. Depending on our success with raising private equity, we may be in a better position to amend or renegotiate our credit facility so that we can be in compliance with all covenants; however, there is no assurance that we will be successful at raising private equity or that the credit facility can be amended or renegotiated.

DEBT FACILITIES

Wells Fargo Facility

In May 1997, we entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months by the bank based on our oil and gas reserves that secure the loan. On August 19, 1998, the credit facility was amended resulting in the interest on related borrowings becoming the bank's prime lending rate plus 1%. On December 3, 1998, the credit facility was amended to increase the borrowing base from $5,240,000 to $5,540,000 and waive certain financial covenant defaults to January 15, 1999. On January 16, 1999, the credit facility was amended to extend the waivers on the covenant defaults to March 15, 1999. The bank has agreed to again amend the credit facility to extend the waivers through May 31, 1999.

A commitment fee of 3/8 of one percent of the undrawn balance of the borrowing base is payable quarterly. Interest is payable monthly, and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of December 31, 1998, the borrowing base was $5,540,000, and the amount we had drawn was $5,540,000, resulting in no unused borrowing base. The borrowing base as of March 31, 1998, was $3,870,000, of which $3,809,956 had been drawn at that date. The Facility terminates on June 30, 2000.

Negative restrictions imposed upon us by the Wells Fargo agreement include our agreement to: not declare a dividend; not enter into any hedging agreement covering more than 90% of our projected monthly production or for periods beyond the current calendar year; not allow gas balancing, take-or-pay contracts or other similar situations to exist to the extent that we would not be entitled to receive the full value of delivered production; not merge or consolidate with anyone else unless we are the survivor; not change control or management; and not allow other liens to be placed on our properties.

Stratum Facility

During the fourth quarter 1998, we acquired Stratum's rights and interests in Venus Development, Venus Development's Term Loan, and Venus Development's oil and gas properties in exchange for 1,100,000 shares of the Company's common stock. Accordingly, the Stratum Facility has been terminated. The acquisition of the Stratum's interest includes the overriding royalties that they had originally acquired pursuant to the agreement and certain warrants they held to acquire Venus Exploration, Inc. shares held by certain of its shareholders. We recorded, in the fourth quarter of 1998, a non-cash loss of $345,905 due to the early extinguishment of debt as a result of writing off deferred financing costs related to this loan.

HEDGING ACTIVITIES

On certain properties, we used commodity derivative contracts to protect and to ensure cash flow levels. Those properties were limited to those that were owned by Venus Development and that were subject to the financing facility provided by Stratum. Under the terms of the exchange of Venus shares for the Stratum note and other agreements, all commodity derivative contracts were terminated, and there were no quantities hedged as of December 31, 1998.

IMPACT OF YEAR 2000

The "Year 2000 problem" arises because many computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 (e.g., 1998 is seen as "98") and either stop processing date-related computations, or will process them incorrectly.

In 1998, we hired an outside computer consultant to test our computers. The computers that we currently use have been certified as being compliant. We also conducted an internal survey of the software and information systems critical to the Company's operations at its corporate headquarters. As a result, we are upgrading the network server to be Year 2000 compliant. Based on certifications by its other software information vendors, we believe that the Year 2000 issues directly related to computers, software and information systems at the Company's headquarters will not have a material impact on our business or financial position.

We have mailed more than 500 questionnaires to our major vendors, purchasers of products, customers and service providers, to assist in an assessment of whether they will be Year 2000 compliant. We are currently evaluating those questionnaires, and that evaluation should be complete by June 30, 1999.

At this time, however, we cannot determine what effect, if any, the Year 2000 issues affecting our vendors, customers, other businesses and the numerous local, state, federal and other governmental entities with which we conduct business or by which we are regulated or governed or taxed, will have on our business or financial position. If they are not, such failure could affect our ability to sell oil and gas, and receive payments therefrom, and could affect the ability to get vendors and service providers to provide products and services in support of our operations.

We are expensing, as incurred, all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flow and are not expected to exceed $25,000 and are not material to the our consolidated financial condition or results of operations.

As an operator of oil and gas properties, we plan to conduct an analysis of the operational problems and costs that would result from failure caused by a Year 2000-related event. A contingency plan has not been developed for dealing with the most reasonably likely worst-case scenario, and such a scenario has not been clearly identified. We plan to complete such analysis and contingency planning by September 30, 1999.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to fluctuations in the price of natural gas and crude oil, as well as changes in interest rates.

Natural gas and crude oil prices fluctuate widely in response to changing market forces, which are beyond our control. Substantially all of our revenue is from the sale of natural gas and crude oil, so these fluctuations can have a significant affect on our revenue.

Changes in product prices can also have a significant affect on the value of our oil and gas properties for purposes of determining whether an impairment write-down must be recorded. We reported a non-cash impairment charge in the fourth quarter 1998 of $1.6 million primarily due to this sudden, and apparently temporary, drop in oil prices during the fourth quarter 1998. The impairment charge during the first nine months of 1998 of $1.9 million was primarily due to the decline in prices during that period. Although these write-downs do not affect cash flow, they do reduce our tangible net worth, which in turn affects our ability to meet our tangible net worth requirement under our credit facility.

Our earnings are also affected by changes in interest rates because our bank debt ($5,540,000 at December 31, 1998) is subject to a floating prime rate plus 1%. Fluctuations in these rates directly impact our interest expense.

Historically, except when required by a lender, we have not used financial instruments such as futures contracts or interest rate swaps to mitigate the affect of changes in commodity prices or interest rates. We had no existing contracts at December 31, 1998.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in a separate section of this report following Part IV.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 3, 1997, the Company replaced Arthur Andersen LLP ("AA") with KPMG LLP as the Company's independent accountant at the recommendation of the Board of Directors of the Company.

AA's report on the financial statements of the Company (then known as "Xplor Corporation") for 1996 (not included herein) did not contain an adverse opinion or a disclaimer of uncertainty, audit scope or accounting principles. During 1996 and the interim period since the end of the Company's fiscal 1996 year and June 3, 1997, there were no disagreements with AA on any matter of accounting principles or practices, financial statements or disclosure, or auditing or scope of procedure, which disagreement(s), if not resolved to the satisfaction of AA, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of our proxy statement for our 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The Proxy Statement is expected to be filed prior to April 30, 1999.

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

3.  EXHIBITS

           2.1(10) Letter Agreement dated February 4, 1999, between Venus Exploration, Inc., and Petroleum Development Corporation.

           2.2(10) Amendment to Letter Agreement dated February 11, 1999, between Venus Exploration, Inc., and Petroleum Development Corporation.

           2.3(11)        Asset Purchase Agreement among Venus Exploration, Inc.
                          and Allegheny Interests, Inc., et al., dated January
                          26,

           3.1(1)         Articles of Incorporation of Venus Exploration, Inc.

           3.2(1)         Bylaws of Venus Exploration, Inc., as amended

           4.1(2) Warrant to purchase Common Stock issued to Kinder Investments, L.P.

           4.1(1)         Warrant to purchase Common Stock issued to Martin A.
                          Bell

           4.2(1) Form of Warrant to purchase Common Stock issued as partial consideration in acquisition of the assets of The New Venus Exploration, Inc., and from Lomak Production I L.P., and Lomak Resources LLC.

           9.(1) Voting Trust Agreement dated effective March 31, 1997, among E. L. Ames, Jr., et al.

           10.1(3)        Registrant's 1985 Incentive Stock Option Plan

           10.2(4) Term Loan and Security Master Agreement dated October 8, 1996, between Venus Development, Inc., and Stratum Group Energy Partners, L.P.

           10.3(7) First Amendment to second Amended and Restated Loan Agreement dated May 19, 1998 between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.4(8) Second Amendment to Second Amended and Restated Loan Agreement dated July 8, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.5(8) Third Amendment to Second Amended and Restated Loan Agreement dated August 18, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.6 Fourth Amendment to Second Amended and Restated Loan Agreement dated December 3, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.7(2)        Registrant's 1995 Stock Option Plan

           10.8(2)        Note and Warrant Agreement with Kinder Investments,
                          L.P.

           10.9(5)        1997 Incentive Plan

           10.10(1) Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

           10.11(1) Executive Employment Agreement dated June 1, 1996, for E.L. Ames, Jr.

           10.12(9) Settlement Agreement dated November 19, 1998 between Stratum Group, L.P. and Venus Exploration, Inc.

           10.13(9) Registration Rights Agreement dated November 30, 1998 between Venus Exploration, Inc. and Stratum Group, L.P.

           10.15 Fifth Amendment to Second Amended and Restated Loan Agreement dated January 16, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           16.1(6) Letter from Arthur Andersen LLP regarding change in certifying account dated June 5, 1997

           21.(1)         List of Subsidiaries

           23.1 Consent of KPMG LLP regarding incorporation by reference.

           23.2 Consent of Pollard, Gore and Harrison regarding incorporation by reference.

           27.1           Financial Data Schedule

           (1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

           (2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

           (3) Filed as an exhibit to Form S-4 (File No. 33-1903) declared effective January 8, 1986, and incorporated herein by reference.

           (4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

           (5) Filed as an appendix to the Company's Proxy Statement for a Special Meeting of Stockholders (in lieu of its Annual Meeting) held on October 27, 1997, and incorporated herein by reference.

           (6) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1997, and incorporated herein by reference.

           (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

           (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

           (9) Filed as an exhibit to the Company's Registration Statement to Form S-3 (file no. 333-73457) with the Commission on March 5, 1999, and incorporated herein by reference.

           (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 12, 1999, as amended, and incorporated herein by reference.

           (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 27, 1999, and incorporated herein by reference.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Antonio, Texas, on the 15th day of April, 1999.

                                   VENUS EXPLORATION, INC.

                                   By:   /s/ EUGENE L. AMES, JR.
                                        ---------------------------------
                                         Eugene L. Ames, Jr.
                                         Chairman  of the Board of Directors
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        April 15, 1999
                                         /s/ EUGENE L. AMES, JR.
                                         ---------------------------------------
                                         Eugene L. Ames, Jr.
                                         Chairman of the Board of Directors
                                         and Chief Executive Officer

        April 15, 1999
                                         /s/ JOHN Y. AMES
                                         ---------------------------------------
                                         John Y. Ames
                                         President, Director and Chief
                                         Operating Officer

        April 15, 1999
                                         /s/ J. C. ANDERSON
                                         ---------------------------------------
                                         J. C. Anderson
                                         Director

        April 15, 1999
                                         /s/ MARTIN A. BELL
                                         ---------------------------------------
                                         Martin A. Bell
                                         Director

         April 15, 1999
                                         /s/ JAMES W. GORMAN
                                         ---------------------------------------
                                         James W. Gorman
                                         Director

         April 15, 1999
                                         /s/ JERE W. MCKENNY
                                         ---------------------------------------
                                         Jere W. McKenny
                                         Director

         April 15, 1999
                                         /s/ JOHN H. PINKERTON
                                         ---------------------------------------
                                         John H. Pinkerton
                                         Director

         April 15, 1999
                                         /s/ PATRICK A GARCIA
                                         ---------------------------------------
                                         Patrick A. Garcia
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)

                                INDEX TO EXHIBITS

         EXHIBIT NO.    ITEM
         -----------    ----

           2.1(10)      Letter Agreement dated February 4, 1999, between Venus Exploration, Inc., and Petroleum Development
                        Corporation.

           2.2(10)      Amendment to Letter Agreement dated February 11, 1999, between Venus Exploration, Inc., and Petroleum
                        Development Corporation.

           2.3(11)      Asset Purchase Agreement among Venus Exploration, Inc. and Allegheny Interests, Inc., et al., dated
                        January 26,

           3.1(1)       Articles of Incorporation of Venus Exploration, Inc.

           3.2(1)       Bylaws of Venus Exploration, Inc., as amended

           4.1(2)       Warrant to purchase Common Stock issued to Kinder Investments, L.P.

           4.1(1)       Warrant to purchase Common Stock issued to Martin A. Bell

           4.2(1)       Form of Warrant to purchase Common Stock issued as partial consideration in acquisition of the assets of The New Venus Exploration, Inc., and from Lomak Production I L.P., and Lomak Resources LLC.

           9.(1)        Voting Trust Agreement dated effective March 31, 1997, among E. L. Ames, Jr., et al.

           10.1(3)      Registrant's 1985 Incentive Stock Option Plan

           10.2(4)      Term Loan and Security Master Agreement dated October 8, 1996, between Venus Development, Inc., and
                        Stratum Group Energy Partners, L.P.

           10.3(7)      First Amendment to second Amended and Restated Loan Agreement dated May 19, 1998 between Venus
                        Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.4(8)      Second Amendment to Second Amended and Restated Loan Agreement dated July 8, 1998 by and between
                        Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.5(8)      Third Amendment to Second Amended and Restated Loan Agreement dated August 18, 1998 by and between
                        Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.6         Fourth Amendment to Second Amended and Restated Loan Agreement dated December 3, 1998 by and between
                        Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           10.7(2)      Registrant's 1995 Stock Option Plan

           10.8(2)      Note and Warrant Agreement with Kinder Investments, L.P.

           10.9(5)      1997 Incentive Plan

           10.10(1)     Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

           10.11(1)     Executive Employment Agreement dated June 1, 1996, for E.L. Ames, Jr.

           10.12(9)     Settlement Agreement dated November 19, 1998 between Stratum Group, L.P. and Venus Exploration, Inc.

           10.13(9)     Registration Rights Agreement dated November 30, 1998 between Venus Exploration, Inc. and Stratum
                        Group, L.P.

           10.15        Fifth Amendment to Second Amended and Restated Loan Agreement dated January 16, 1999 by and between
                        Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

           16.1(6)      Letter from Arthur Andersen LLP regarding change in certifying account dated June 5, 1997

           21.(1)       List of Subsidiaries

           23.1         Consent of KPMG LLP regarding incorporation by reference.

           23.2         Consent of Pollard, Gore and Harrison regarding incorporation by reference.

           27.1         Financial Data Schedule

(1) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

(3) Filed as an exhibit to Form S-4 (File No. 33-1903) declared effective January 8, 1986, and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.

(5) Filed as an appendix to the Company's Proxy Statement for a Special Meeting of Stockholders (in lieu of its Annual Meeting) held on October 27, 1997, and incorporated herein by reference.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 21, 1997, and incorporated herein by reference.

(7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

(9) Filed as an exhibit to the Company's Registration Statement to Form S-3 (file no. 333-73457) with the Commission on March 5, 1999, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 12, 1999, as amended, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 27, 1999, and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                                PAGE

             Independent Auditors' Report                                                                                        F-2

             Consolidated Balance Sheets as of
                December 31, 1998 and 1997                                                                                       F-3

             Consolidated Statements of Operations for
                each of the years in the three-year period
                ended December 31, 1998                                                                                          F-4

             Consolidated Statements of Shareholders' Equity (Deficit)
                for each of the years in the three-year period
                ended December 31, 1998                                                                                          F-5

             Consolidated Statements of Cash Flows for each of the
                years in the three-year period ended December 31, 1998                                                           F-6

             Notes to Consolidated Financial Statements                                                                          F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Venus Exploration, Inc.:

We have audited the accompanying consolidated balance sheets of Venus Exploration, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venus Exploration, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                 KPMG LLP
April 7, 1999
San Antonio, Texas

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                         ---------------------------------
                                                                             1998                 1997
                                                                         ------------         ------------
 ASSETS
      Current assets:
          Cash and equivalents                                           $    125,832              682,436
          Trade accounts receivable                                           414,695            2,268,498
          Prepaid expenses and other                                           77,299              104,967
                                                                         ------------         ------------
                      Total current assets                                    617,826            3,055,901
      Oil and gas properties and equipment, at cost
          under the successful efforts method, net                          6,398,690            9,100,955
      Other property and equipment, net                                       238,598              273,392
      Deferred financing costs, at cost less
           accumulated amortization                                            19,226              377,187
      Other assets, at cost less accumulated amortization                     121,574              123,164
                                                                         ------------         ------------
                                                                         $  7,395,914           12,930,599
                                                                         ============         ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
          Trade accounts payable                                            1,268,743            3,080,200
          Advances from interest owners                                            --               17,862
          Other liabilities                                                   433,555              226,778
          Revolving credit agreement                                        5,540,000              500,000
                                                                         ------------         ------------
                      Total current liabilities                             7,242,298            3,824,840
      Long-term debt                                                               --            1,505,329
      Other long-term liabilities                                              22,591               26,524
                                                                         ------------         ------------
                      Total liabilities                                     7,264,889            5,356,693
                                                                         ------------         ------------
      Shareholders' equity:
          Preferred stock; par value of $0.01; 5,000,000 shares
               authorized; none issued and outstanding                             --                   --
          Common stock; par value of $.01; 30,000,000 shares
               authorized; 10,971,325 and 9,736,815 shares issued
               and outstanding in 1998 and 1997, respectively                 109,713               97,368
          Additional paid-in capital                                       17,209,042           15,010,189
          Accumulated deficit                                             (16,943,980)          (7,533,651)
          Unearned compensation                                              (243,750)                  --
                                                                         ------------         ------------
                      Total shareholders' equity                              131,025            7,573,906
      Commitments and contingencies
                                                                         ------------         ------------
                                                                         $  7,395,914         $ 12,930,599
                                                                         ============         ============


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------------------
                                                                          1998                 1997                 1996
                                                                      ------------         ------------         ------------
        Oil and gas revenues                                          $  2,804,749            2,476,040              543,233
                                                                      ------------         ------------         ------------
        Costs of operations:
            Production expense                                           1,609,733              963,822              286,030
            Exploration expenses, including dry holes                    1,261,557              504,983              116,905
            Impairment of oil and gas properties                         3,543,152            1,051,617              981,178
            Depreciation, depletion and amortization                     1,774,999            1,078,942               76,286
            General and administrative                                   3,174,156            2,923,764            1,374,541
                                                                      ------------         ------------         ------------
                     Total expenses                                     11,363,597            6,523,128            2,834,940
                                                                      ------------         ------------         ------------
                     Operating profit (loss)                            (8,558,848)          (4,047,088)          (2,291,707)
                                                                      ------------         ------------         ------------
        Other income (expense):
            Interest expense                                              (568,085)            (203,213)             (10,331)
            Gain on sale of assets                                          30,007                4,920              239,792
            Interest and other income                                       32,502               77,658               55,428
                                                                      ------------         ------------         ------------
                                                                          (505,576)            (120,635)             284,889
                                                                      ------------         ------------         ------------
                      Loss before extraordinary item                    (9,064,424)          (4,167,723)          (2,006,818)
         Extraordinary loss on early extinguishment of debt                345,905                   --                   --
                                                                      ------------         ------------         ------------
                     Net loss                                         $ (9,410,329)          (4,167,723)          (2,006,818)
                                                                      ============         ============         ============

        Basic and diluted earnings (loss) per share:
            Loss before extraordinary item                            $      (0.91)               (0.57)               (0.60)
            Extraordinary loss on early extinguishment of debt        $      (0.04)                  --                   --
                                                                      ------------         ------------         ------------

            Net loss                                                  $      (0.95)               (0.57)               (0.60)
                                                                      ============         ============         ============
        Common shares and equivalents outstanding:
            Basic                                                        9,934,251            7,270,357            3,322,121
                                                                      ============         ============         ============
            Diluted                                                      9,934,251            7,270,357            3,322,121
                                                                      ============         ============         ============

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                 COMMON STOCK
                                                     -----------------------------------------------------------------------
                                                                           VENUS              VENUS
                                                                            OIL            EXPLORATION,         ADDITIONAL
                                                        ISSUED            COMPANY              INC.              PAID-IN
                                                        SHARES            AMOUNTS             AMOUNTS            CAPITAL
                                                     ---------         ------------         ------------        ------------
 Balances, December 31, 1995                             3,215         $      3,215         $         --        $         --
   Net loss                                                 --                   --                   --                  --
   Cash distribution                                        --                   --                   --                  --
   Distributions of assets not
     transferred to Venus Energy PLC
     and purchase price of properties
     transferred                                        (3,215)              (3,215)                  --                  --
   Stock issued by Venus
     Energy PLC                                      3,322,121                   --               33,221             993,519
   Compensation costs for stock
     options                                                --                   --                   --             283,430
   Warrants to acquire shares
     issued under financing
     arrangements                                           --                   --                   --              25,000
                                                  ------------         ------------         ------------        ------------
 Balances, December 31, 1996                         3,322,121                   --               33,221           1,301,949
   Net loss                                                 --                   --                   --                  --
      Conversion of preference shares                2,041,674                   --               20,417           4,934,583
      Compensation costs for stock options                  --                   --                   --             252,002
      Stock options exercised                          298,678                   --                2,987              58,083
      Acquisition of Xplor and Lomak                 4,074,342                   --               40,743           8,463,572
                                                  ------------         ------------         ------------        ------------
 Balances, December 31, 1997                         9,736,815                   --               97,368          15,010,189
      Net loss                                              --                   --                   --                  --
      Stock issued:
         Stratum settlement                          1,100,000                   --               11,000           1,756,500
         Other                                         134,510                   --                1,345             442,353
      Earned compensation                                   --                   --                   --                  --
                                                  ------------         ------------         ------------        ------------
 Balances, December 31, 1998                        10,971,325         $         --         $    109,713        $ 17,209,042
                                                  ============         ============         ============        ============

                                                                                                   TOTAL
                                                       RETAINED                                 SHAREHOLDERS'
                                                       EARNINGS             UNEARNED               EQUITY
                                                       (DEFICIT)          COMPENSATION            (DEFICIT)
                                                      --------------      ------------          -------------
 Balances, December 31, 1995                          $  2,237,858         $         --         $  2,241,073
   Net loss                                             (2,006,818)                  --           (2,006,818)
   Cash distribution                                       (35,220)                  --              (35,220)
   Distributions of assets not
     transferred to Venus Energy PLC
     and purchase price of properties
     transferred                                        (3,561,748)                  --           (3,564,963)
   Stock issued by Venus
     Energy PLC                                                 --                   --            1,026,740
   Compensation costs for stock
     options                                                    --                   --              283,430
   Warrants to acquire shares
     issued under financing
     arrangements                                               --                   --               25,000
                                                      ------------         ------------         ------------
 Balances, December 31, 1996                            (3,365,928)                  --           (2,030,758)
   Net loss                                             (4,167,723)                  --           (4,167,723)
      Conversion of preference shares                           --                   --            4,955,000
      Compensation costs for stock options                      --                   --              252,002
      Stock options exercised                                   --                   --               61,070
      Acquisition of Xplor and Lomak                            --                   --            8,504,315
                                                      ------------         ------------         ------------
 Balances, December 31, 1997                            (7,533,651)                  --            7,573,906
      Net loss                                          (9,410,329)                  --           (9,410,329)
      Stock issued:
         Stratum settlement                                     --                   --            1,767,500
         Other                                                  --             (337,500)             106,198
      Earned compensation                                       --              (93,750)             (93,750)
                                                      ------------         ------------         ------------
 Balances, December 31, 1998                          $(16,943,980)        $   (243,750)        $    131,025
                                                      ============         ============         ============

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                             -------------------------------
                                                                                                 1998                1997
                                                                                             -----------          ----------
      Operating Activities:
          Net earnings (loss)                                                                $(9,410,329)         (4,167,723)
          Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation, depletion and amortization of oil and gas properties             1,774,999           1,078,942
                Other depreciation and amortization                                              263,985             241,198
                Impairments, abandoned leases, and dry hole costs                              4,090,260           1,113,335
                Gain on sale of property and equipment                                           (30,007)             (4,920)
                Gain on investment transactions                                                       --                  --
                Loss on early extinguishment of debt                                             345,905                  --
                Compensation expense for stock and stock options                                 161,198             252,002
                Changes in operating assets and liabilities:
                    Trade accounts receivable                                                  1,853,803          (1,181,821)
                    Prepaid expenses and other                                                    27,668             (71,277)
                    Trade accounts payable                                                    (1,793,957)          1,564,483
                    Advances from interest owners                                                (17,862)           (327,039)
                    Other liabilities                                                            206,777             226,778
                                                                                             -----------         -----------

                          Net cash used in operating activities                               (2,527,560)         (1,276,042)
                                                                                             -----------         -----------
       Investing Activities:
          Capital expenditures                                                                (3,271,352)         (4,394,687)
          Cash acquired in business combination                                                       --           2,920,630
          Net proceeds on sale of investment securities                                               --                  --
          Proceeds from sales of property and equipment                                          160,733              97,908
                                                                                             -----------         -----------
                          Net cash used in investing activities                               (3,110,619)         (1,376,149)
                                                                                             -----------         -----------

       Financing Activities:
          Net proceeds from issuance of long-term debt and revolving credit agreement          7,492,202           2,277,824
          Principal payments on long-term debt                                                (2,355,832)           (272,495)
          Distributions                                                                               --                  --
          Deferred financing costs                                                               (76,045)            (35,689)
          Proceeds from issuance of stock                                                         21,250                  --
          Proceeds from options exercised                                                             --              61,070
                                                                                             -----------         -----------
                          Net cash provided by financing activities                            5,081,575           2,030,710
                                                                                             -----------         -----------

          Increase (decrease) in cash and equivalents                                           (556,604)           (621,481)
          Cash and equivalents, beginning of year                                                682,436           1,303,917
                                                                                             -----------         -----------
          Cash and equivalents, end of year                                                  $   125,832             682,436
                                                                                             ===========         ===========

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                          --------------------------
                                                                                                    1996
                                                                                          --------------------------
      Operating Activities:
          Net earnings (loss)                                                                    (2,006,818)
          Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation, depletion and amortization of oil and gas properties                   76,286
                Other depreciation and amortization                                                  59,635
                Impairments, abandoned leases, and dry hole costs                                   981,178
                Gain on sale of property and equipment                                             (124,369)
                Gain on investment transactions                                                    (115,423)
                Loss on early extinguishment of debt                                                     --
                Compensation expense for stock and stock options                                    283,430
                Changes in operating assets and liabilities:
                    Trade accounts receivable                                                      (332,691)
                    Prepaid expenses and other                                                       68,138
                    Trade accounts payable                                                          516,708
                    Advances from interest owners                                                   187,493
                    Other liabilities                                                                    --
                                                                                                -----------

                          Net cash used in operating activities                                    (406,433)
                                                                                                -----------
       Investing Activities:
          Capital expenditures                                                                   (2,401,351)
          Cash acquired in business combination                                                          --
          Net proceeds on sale of investment securities                                             165,423
          Proceeds from sales of property and equipment                                             331,620
                                                                                                -----------
                          Net cash used in investing activities                                  (1,904,308)
                                                                                                -----------

       Financing Activities:
          Net proceeds from issuance of long-term debt and revolving credit agreement               150,000
          Principal payments on long-term debt                                                     (150,000)
          Distributions                                                                          (2,650,908)
          Deferred financing costs                                                                 (289,267)
          Proceeds from issuance of stock                                                         5,981,740
          Proceeds from options exercised                                                                --
                                                                                                -----------
                          Net cash provided by financing activities                               3,041,565
                                                                                                -----------

          Increase (decrease) in cash and equivalents                                               730,824
          Cash and equivalents, beginning of year                                                   573,093
                                                                                                -----------
          Cash and equivalents, end of year                                                       1,303,917
                                                                                                ===========

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

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

     Selected results of operations (in thousands, except per share data) on a pro forma basis as if the Acquisition had occurred on January 1, 1996 are as follows:

                                                                                      (UNAUDITED)
                                                                               YEARS ENDED DECEMBER 31,
                                                                               ------------------------
                                                                                 1997            1996
                                                                               --------         -------
 Revenues                                                                       $ 3,347         $ 3,039
                                                                                =======         =======
 Net income (loss)                                                              $(4,133)        $ 1,736
                                                                                =======         =======
 Net earnings (loss) per share
   (basic and diluted)                                                          $ (0.43)        $ (0.18)
                                                                                =======         =======
 Number of shares used in calculation                                             9,717           9,701
                                                                                =======         =======

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

         As unproved properties are determined to be productive, the property acquisition costs and related exploratory drilling costs of successful wells are transferred to proved properties. Development costs of proved properties, including producing wells and related facilities and any development dry holes, are capitalized. Depletion of the costs of proved properties are provided by the unit-of-production method based upon estimates of proved oil and gas reserves on a field-by-field basis.

         Capitalized costs of proved properties are periodically reviewed for impairment on a field-by-field basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values generally determined on a discounted cash flow basis.

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

     (e) Income Taxes

         The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period that includes the enactment date.

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

     (f) Revenue Recognition

         The Company records revenue following the entitlement method of accounting for gas imbalances. As of December 31, 1998 and 1997, there were no significant imbalances. Three customers accounted for approximately 16%, 13% and 12% of total consolidated revenues for the year ended December 31, 1998. Three customers accounted for approximately 22%, 10% and 10% of total consolidated revenues for the year ended December 31, 1997. Three customers accounted for approximately 31%, 17% and 10% of total consolidated revenues for the year ended December 31, 1996.

     (g) Deferred Financing Costs

         Deferred financing costs consist of costs associated with obtaining the Company's debt agreements , as discussed in Note 5, which are amortized over the expected term of the related borrowings.

     (h) Other Assets

         Other assets include organizational costs which are amortized over five years, a certificate of deposit and investments in equity securities.

     (i) Hedging Transactions

         The Company has entered into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of price fluctuations. The Company primarily used price swaps for production on properties pledged under the loan agreement discussed in note 5.

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

         On December 2, 1996, the Company entered into a financial swap, as required under one of the loan agreements discussed in note 5, whereby the counterparty agreed to pay the Company the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) if the floating price was below the negotiated fixed price of $2.0497 per mmbtu for natural gas or $19.045 per barrel for oil, respectively. If the floating price exceeded the fixed price for natural gas or oil, the Company was required to remit the difference to the counterparty. As discussed in Note 5, the financial swap was terminated during the fourth quarter, 1998.

     (j) Stock-Based Compensation

         Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, allows companies to adopt a fair value based method of accounting for stock-based employee compensation plans or to continue to use the intrinsic-value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to account for stock-based compensation under the intrinsic-value method under the provisions of APB Opinion No. 25 and related interpretations. Under this method, compensation expense is recognized for stock options when the exercise price of the options is less than the current market value of the underlying stock on the date of grant.

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

     (m) Fair Values of Financial Instruments

         The Company's financial instruments consist primarily of short-term trade receivables or payables or issued debt instruments with floating interest rates for which management believes fair value approximates carrying value in addition to those noted in Note 2(i).

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

     (o) Earnings (loss) per share

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

(3)  OIL AND GAS PROPERTIES

     Oil and gas properties consist of the following at December 31, 1998 and 1997:

                                                                                               1998          1997
                                                                                           ------------  --------

     Proved properties                                                                     $  9,650,206   10,207,906
     Unproved property                                                                          484,877      871,151
                                                                                           ------------  -----------
                                                                                             10,135,083   11,079,057
     Less accumulated depreciation, depletion, and amortization                              (3,736,393)  (1,978,102)
                                                                                           ------------  -----------
                                                                                           $  6,398,690    9,100,955
                                                                                           ============  ===========

     The impairment of oil and gas properties recognized in 1998 and 1997 includes a write-down of proved properties of approximately $3,543,000 and $1,052,000, respectively. Impairment is recognized only if the carrying amount of a property is greater than its expected future cash flows. The amount of the impairment is based on the estimated fair value of the property.

     Subsequent to December 31, 1998, the Company sold certain oil and gas properties for approximately $2,238,000. The carrying value of these properties at December 31, 1998 was adjusted to their subsequent sales price. Approximately $1,650,000 of the sales proceeds was used to pay down the Company's bank debt.

(4)  OTHER PROPERTY AND EQUIPMENT

     Other property and equipment consists of the following at December 31, 1998 and 1997:

                                                        1998               1997
                                                      ---------         ---------
      Transportation equipment                        $   6,293            72,573
      Furniture, fixtures and office equipment          521,631           452,236
      Geophysical interpretation system                 118,516           118,516
                                                      ---------         ---------
                                                        646,440           643,325
      Less accumulated depreciation                    (407,842)         (369,933)
                                                      ---------         ---------
                                                      $ 238,598           273,392
                                                      =========         =========

(5)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                            1998            1997
                                                                                         ----------      ----------
Revolving credit due on June 30, 2000 (classified as a current liability)                $5,540,000         500,000
Subsidiary term loan                                                                             --       1,505,329
                                                                                         ----------      ----------
                                                                                         $5,540,000       2,005,329
                                                                                         ==========      ==========

     Revolving Credit

     In 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. On August 19, 1998 the credit facility was amended resulting in the interest on related borrowings becoming the bank's prime lending rate plus 1%. The interest rate at December 31, 1998 and 1997 was 8.75% and 8.5%, respectively.

     A commitment fee of 3/8 of one percent of the undrawn balance is payable quarterly. Interest is payable monthly and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of December 31, 1998, the borrowing base was $5,540,000 and it was fully drawn by the Company resulting in no unused borrowing base. In connection with the asset sales subsequent to December 31, 1998, the borrowing base was reduced to $3,870,000.

     Under the terms of the credit facility, the Company is required to maintain minimum current ratio and specific tangible net worth amounts. Among other matters, the credit facility contains covenants which limit the incurrence of additional indebtedness and restrict payments of dividends. At December 31, 1998, the Company was not in compliance with the tangible net worth and the current ratio requirements. The Company has obtained waivers from the lender through May 31, 1999 which include a reduction in the tangible net worth requirement. However, because of uncertainty regarding the Company's ability to remain in compliance with these covenants, the outstanding balance has been classified as a current liability in the accompanying financial statements.

     Subsidiary Term Loan

     In October 1996, Venus Development, Inc. (Development) entered into a term loan and security agreement with a lender to finance the acquisition and development of oil and gas properties. The borrowings for the specified properties were to be repaid over a period not to exceed five years from the date of closing of the agreement.

     Under the agreement, Development was required to assign an overriding royalty interest equal to five percent of the Company's net revenue interest in the secured properties. The lender had the right to convert the value of its overriding royalty interests into equity interests of Venus Energy PLC, subject to certain limitations. Development also granted warrants to the lender to purchase equity interests in Venus Energy PLC, subject to certain limitations.

     During the fourth quarter of 1998, the Company issued 1,100,000 shares of the Company's common stock in full payment of the $1,505,329 outstanding under the term loan. The Company also acquired the lender's rights and interests in Development, Development's oil and gas properties, and the overriding royalty interests described above. The Company recorded a $345,905 extraordinary loss on the early extinguishment of debt for the write-off of deferred loan costs.

(6)  INCOME TAXES

     No provision for income taxes has been recorded for the years ended December 31, 1998 and 1997 due to the losses recorded by the Company. The Company's predecessor, Venus Oil Company, elected Subchapter S Corporation status for U.S. federal income tax purposes. Under the Subchapter S provisions, the stockholders of Venus Oil Company are liable for any U.S. federal income taxes related to taxable income of Venus Oil Company. Accordingly, no U.S. federal income taxes related to the operations of Venus Oil Company are reflected in the accompanying consolidated financial statements.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                                     1998               1997
                                                                 -----------        -----------
       Deferred tax assets:
           Oil and gas and other property and
             equipment, principally due to differences
             in depreciation, depletion, and amortization        $ 1,112,000        $        --
           Stock and stock option expense recorded for
             financial reporting purposes                             35,000            198,000
           Net operating loss carryforwards                        3,879,000          1,595,000
           Depletion carryforwards                                    97,000                 --
           Other                                                      38,000                 --
                                                                 -----------        -----------
           Total gross deferred tax assets                         5,161,000          1,793,000
           Less valuation allowance                               (5,161,000)        (1,697,000)
                                                                 -----------        -----------
           Net deferred tax assets                                        --             96,000

       Deferred tax liabilities:
           Deferred financing costs,
              principally due to
              differences in amortization                                 --            (53,000)
           Oil and gas and other property
              and equipment, principally
              due to differences in
              depreciation, depletion, and amortization                   --            (43,000)
                                                                 -----------        -----------
           Net deferred tax asset                                $        --        $        --
                                                                 ===========        ===========

     The valuation allowance for deferred tax assets as of January 1, 1998 and 1997 was $1,697,000 and $1,271,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $3,464,000 and $426,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax asset at December 31, 1998 and 1997 has been offset entirely by a valuation allowance due to the uncertainty of the ultimate realization of such benefits.

     As of December 31, 1998, the Company had an estimated net operating loss carryforward for U.S. federal income tax purposes of approximately $10,483,000 which is available to offset future taxable income, if any, through 2013. The utilization of the Company's net operating loss carryforwards may be limited as a result of the transactions referred to in note 1.

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

     In September 1996, Venus Development, Inc. was incorporated in the State of Texas as a wholly-owned subsidiary of Old Venus. Certain oil and gas properties were transferred from Old Venus to Venus Development, Inc. The oil and gas properties and the stock of Venus Development, Inc. were pledged as security for borrowings under one of the debt agreements described in note 5.

     Old Venus acquired oil and gas properties with a net financial statement carrying amount of $532,820 from Venus Oil Company for $2,022,500 in 1996. In addition, Old Venus paid Venus Oil Company $111,908 for certain other assets with a net financial statement carrying amount of $67,704. The properties and other assets transferred from Venus Oil Company have been recorded by Old Venus at the net carrying amounts of such properties and other assets in the financial statements of Venus Oil Company at the time of transfer. The amounts paid to Venus Oil Company for the properties and other assets and the remaining net assets of Venus Oil Company which were not transferred to Venus Energy PLC or its subsidiaries of $1,430,555, including cash of $481,280, have been recorded as distributions in the 1996 statement of shareholders' equity.

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

     Included in trade accounts payable at December 31, 1998 and 1997 is $1,805 and $68,762 due to Venus Oil Company.

(9)  STOCK OPTIONS

     The Company has adopted an incentive plan that authorizes the grant of awards to employees, consultants, contractors and non-employee directors. The awards to employees, consultants and contractors can be in the form of options, stock appreciation rights, stock or cash. The awards to non-employee directors are limited to grants for shares of the Company's common stock. The Company issued 24,510 shares of the Company's common stock in 1998 to non-employee directors. The plan is administered by the compensation committee of the Company's board of directors.

     In 1998, the Company issued 100,000 shares of restricted stock to two employees for services provided. The stock vests over three years. The Company recorded the transaction at fair market value of the stock on the date of the transaction, $337,500, and is amortizing the cost straight-line over the vesting period.

     The number of shares of the Company's common stock that is subject to the incentive plan is 10% of the Company's outstanding shares up to a maximum of 1,500,000 shares, less the number of shares that were subject to previous plans of the Company and that are not assumed by the current incentive plan. As of December 31, 1998, the Company had reserved 629,000 shares out of the 1,097,133 shares available for the incentive plan.

     The Company granted 218,000 options and there were 79,000 options surrendered in 1998. The options vest over three years. No awards were issued in 1997.

                                                                            YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                         1998                     1997
                                                                ---------------------     ---------------------
                                                                            WEIGHTED                   WEIGHTED
                                                                             AVERAGE                    AVERAGE
                                                                            EXERCISE                   EXERCISE
                                                                OPTIONS       PRICE       OPTIONS       PRICE
                                                                -------     ---------     -------       -------
                Options outstanding,
                    beginning of period                         390,000     $   1.782     262,678       $ 0.389

                Cancelled                                       (79,000)    $   1.500          --            --

                Granted                                         218,000     $   3.373          --            --

                Assumed from Xplor                                   --           --      426,000         1.770

                 Exercised                                      (10,000)    $  2.125     (298,678)        0.204
                                                               --------     --------     --------        ------

                Options outstanding,
                    end of period                               519,000     $  2.382      390,000         1.782
                                                               ========     ========     ========        ======
                Options exercisable,
                    end of period                               344,500    $   1.756      350,415         1.814
                                                               ========     ========     ========        ======

     The following summarizes information about stock options outstanding at December 31, 1998:

                                                                OPTIONS OUTSTANDING
          -----------------------------------------------------------------------------------------------------------
                                                                            WEIGHTED AVERAGE
                 RANGE OF                                NUMBER           REMAINING CONTRACTUAL        WEIGHTED AVERAGE
              EXERCISE PRICE                           OUTSTANDING                LIFE                  EXERCISE PRICE
             ---------------                           -----------        ---------------------        ----------------
             $1.25 - $1.49                               120,000                 5.36 years                 $ 1.30
             $1.50 - $1.99                               130,000                 6.52 years                 $ 1.56
             $2.00 - $2.99                                38,000                 8.89 years                 $ 2.07
             $3.00 - $3.71                               231,000                 5.29 years                 $ 3.46

     The Company applies APB No. 25 in accounting for its stock option plan, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based upon the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income wold have been reduced to the pro forma amounts indicated below:

                                                                                    1998
                                                  Net loss:
                                                     As reported                $(9,410,329)
                                                     Pro forma                   (9,521,919)


                                                  Earnings (loss) per
                                                  share:
                                                     As reported                   $(0.95)
                                                     Pro forma                      (0.96)



                                                  Expected life (years)           4-9 years
                                                  Interest rate                  4.44%-5.03%
                                                  Volatility                       72.85%
                                                  Dividend yield                    None

     The difference in compensation cost under SFAS No. 123 would have been insignificant in 1997 and 1996.

(10) EMPLOYEE BENEFIT PLAN

     The Company has a Profit Sharing 401(k) Plan (the Plan). Benefits under the Plan are based on the participants vested interests in the value of their respective accounts at the time the benefits become payable as a result of retirement, separation from service, or other events. Eligible participants include all Company employees who have reached age 21 and have completed three months of service with the Company. Employees may elect to contribute a portion of their base compensation to the Plan. The Company may make matching contributions on behalf of the participants based on actual participant contributions. Employer contributions are discretionary. The Company made contributions to the plan of $12,764, $7,734, and $4,643 for 1998, 1997, and 1996, respectively.

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain automobiles under noncancelable operating leases. The following is a schedule of future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 1998:

           YEARS ENDING DECEMBER 31,
                  1999                                                                             $   301,128
                  2000                                                                                 299,300
                  2001                                                                                 287,535
                  2002                                                                                 255,580
                                                                                                   -----------
                  Total future minimum lease payments                                              $ 1,151,100
                                                                                                   ===========

     Rental expense under operating leases was $335,860, $201,057, and $101,524 for the years ended December 31, 1998, 1997, and 1996, respectively.

(12) SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     (a) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                                                                 YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------------
                                                                         1998               1997               1996
                                                                    -------------      -------------      ------------
         Property acquisition costs:

             Proved                                                   $  189,053         $5,640,955                 --

             Unproved                                                    130,686            224,650            569,906

         Exploration costs                                             1,791,454          1,340,081             92,287

         Development costs                                             2,589,804          2,612,224          1,614,881

     The proved property acquisition costs for 1997 includes the properties acquired from Lomak and Xplor.

    (b) Results of Operations for Oil and Gas Producing Properties

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                      1998            1997             1996
                                                                                  ------------    -----------         --------
       Oil and gas revenues                                                       $ 2,804,749     $ 2,476,040         543,233
       Production expense                                                          (1,609,733)       (963,822)       (286,030)
       Exploration expenses, including dry holes                                   (1,261,557)       (504,983)       (116,905)
       Impairment of oil and gas properties                                        (3,543,152)     (1,051,617)       (981,178)
       Depreciation, depletion and amortization                                    (1,774,999)     (1,078,942)        (76,286)
                                                                                  ------------    -----------       ---------

       Operating loss                                                              (5,384,692)     (1,123,324)       (917,166)
       Income tax expense                                                                  --              --              --
                                                                                  -----------     -----------       ---------
       Results of operations from producing activities                            $(5,384,692)    $(1,123,324)       (917,166)
                                                                                  ============    ===========       =========

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

                                                                     YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------
                                                1998                         1997                          1996
                                        -------------------          --------------------          ---------------------
                                         OIL          GAS             OIL           GAS             OIL            GAS
                                        (mbbl)       (mmcf)          (mbbl)        (mmcf)          (mbbl)         (mmcf)
                                        ------       ------          ------        ------          ------         ------
           PROVED DEVELOPED AND
           UNDEVELOPED RESERVES:
 Beginning of the year                   977          6,491            225          1,460            446          2,326
   Revision of previous
     estimates                          (154)           483             (9)          (159)          (198)          (797)
   Extensions, discoveries and
     additions                             4          2,467            251          1,838             --             --
   Purchases                              --             --            591          3,762             --             --
   Production                           (119)          (572)           (81)          (410)           (23)           (69)
                                      ------         ------         ------         ------         ------         ------
 End of year                             708          8,869            977          6,491            225          1,460
                                      ======         ======         ======         ======         ======         ======

 PROVED DEVELOPED RESERVES:
 Beginning of the year                   634          5,337            107            523            125            356
                                      ======         ======         ======         ======         ======         ======
 End of the year                         468          6,174            634          5,337            107            523
                                      ======         ======         ======         ======         ======         ======

     (d) Standardized Measure of Discounted Future Net Cash Flows

         The Company's standardized measures of discounted future net cash flows and changes therein as of December 31, 1998, 1997 and 1996 are provided based on present values of future net revenues from proved oil and gas reserves estimated by independent petroleum engineers in conjunction with the Company's internal petroleum reservoir engineers in accordance with guidelines established by the Securities and Exchange Commission.

         These estimates were computed by applying appropriate current oil and natural gas prices to estimated future production of proved oil and gas reserves over the economic lives of the reserves and assuming continuation of existing economic conditions. Year ended 1998 calculations were made utilizing average prices for oil and natural gas that existed at December 31, 1998 of $10.31 per barrel and $2.14 per Mcf, respectively. Income taxes are computed by applying the statutory federal income tax rate to the net cash inflows relating to proved oil and gas reserves less the tax bases of the properties involved and giving effect to net operating loss carryforwards, tax credits and allowances relating to such properties. The reserve volumes provided by the independent petroleum engineers are estimates only and should not be construed as exact quantities. These reserves may or may not be recovered and may increase or decrease as result of future operations of the Company and changes in market conditions.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                        (IN  THOUSANDS)
                                                                                 1998           1997           1996
                                                                             -------------  -------------  --------
               Future cash inflow                                            $    24,477         33,097         7,955
               Future development costs                                           (2,051)        (2,840)         (889)
               Future production costs                                            (7,405)       (11,421)       (2,481)
                                                                             -----------       --------       -------
               Future net cash flows before
                   income taxes                                                   15,021         18,836         4,585
               10 % annual discount                                               (6,883)        (7,439)       (1,633)
               Discounted income taxes                                                 *              *             *
                                                                             -----------       --------       -------

               Standardized measure of
                   discounted future net cash flows                          $     8,138         11,397         2,952
                                                                             ===========       ========       =======



    (*) No income tax expense has been reflected as the operations were conducted by Venus Oil Company, the New Venus' predecessor which is an S Corporation, and the Company had operating loss carryforwards from oil and gas operations and sufficient tax basis in oil and gas properties to offset the future net cash flows before income taxes.

    (e) Principal Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                           (IN  THOUSANDS)
                                                                                 1998            1997            1996
                                                                             -----------     ------------      ---------
        Standardized measure of discounted
            future net cash flows, beginning of year                         $  11,397           2,952           4,336
        Revisions of previous quantity estimates                                (2,719)           (649)         (3,937)
        Net changes in prices and production costs                              (4,220)           (800)            589
        Changes in estimated future development costs                            1,585             314             208
        Development costs incurred during period that
            reduced future development costs                                       524             494           1,200
        Purchases                                                                   --           6,115              --
        Extensions or discoveries                                                1,580           4,188              --
        Sales of oil and gas produced during period,
            net of production costs                                             (1,149)         (1,512)           (257)
        Accretion of discount                                                    1,140             295             434
        Other (changes in production rates, timing and other)                       --              --             379
                                                                            ----------          ------         -------
        Standardized measure of discounted
               future net cash flows, end of year                           $    8,138          11,397           2,952
                                                                            ==========          ======         =======

     The above information includes the reserve information attributable to certain oil and gas properties that were sold subsequent to December 31, 1998. Reserves as of December 31, 1998, attributable to the properties sold, were approximately 1,000 barrels of oil and 3,716,000 Mcf of gas and had a net discounted present value of approximately $2.5 million.

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for 1998 and 1997 (in thousands, except per share data) are as follows:

                                     FIRST                   SECOND          THIRD          FOURTH
                                    QUARTER                  QUARTER        QUARTER         QUARTER          TOTAL
                                    -------                  -------        -------         -------          -----
        1998
        ----
 Oil and gas revenues               $   941                    723             659             482           2,805

 Operating profit (loss)             (1,397)                (2,616)           (917)         (3,628)         (8,558)

 Net income (loss)                   (1,466)                (2,742)         (1,098)         (4,104)         (9,410)

 Earnings (loss) per share -
    basic and diluted                 (0.15)                 (0.28)          (0.11)          (0.40)          (0.95)

         1997
         ----
 Oil and gas revenues               $   135                    624           1,174             543           2,476

 Operating profit (loss)             (1,092)                  (556)           (431)         (1,968)         (4,047)

 Net income (loss)                   (1,121)                  (579)           (456)         (2,012)         (4,168)

 Earnings (loss) per share -
    basic and diluted                 (0.34)                 (0.09)          (0.05)          (0.21)          (0.57)


     The fourth quarters of 1998 and 1997 include adjustments to reflect the impairment of oil and gas properties of approximately $1,628,000 and $620,000, respectively. Also included in the fourth quarter of 1997 is an adjustment of approximately $425,000 to record reversals of oil and gas revenues which had been estimated through the third quarter principally related to the properties from the Acquisition. The sum of the quarterly earnings per share will not necessarily equal earnings per share for the entire year.

(14) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid $464,825, $203,213, and $10,331 for interest in 1998, 1997 and 1996, respectively. The Company assigned overriding royalty interests to a lender totaling $30,605, $88,718 and $57,500 for 1998, 1997 and 1996,
     respectively. In addition, the Company received overriding royalty interests valued at $96,737 and stock warrants valued at $20,000. In connection with the Acquisition, the convertible redeemable preference shares outstanding at December 31, 1996 were converted to 2,041,674 common shares. In 1997 the Company issued 4,074,342 shares of common stock to acquire the assets and liabilities of Xplor and Lomak totaling $8,504,315. In 1998, the Company issued 1,100,000 shares of Common Stock in exchange for outstanding long-term debt of the Company totaling $1,605,632.

(15) LIQUIDITY

     The Company incurred net losses of $2,006,818 for the year ended December 31, 1996, $4,167,723 for the year ended December 31, 1997, and $9,410,329 for the year ended December 31, 1998. Unless the Company is successful in raising capital to successfully develop existing properties or acquire income producing properties the Company expects operating losses and negative cash flows to continue for the foreseeable future. At December 31, 1998, the Company had an accumulated deficit of $16,943,980. In addition, the Company has incurred significant indebtedness, and at December 31, 1998, was not in compliance with the tangible net worth and current ratio requirements of the Credit Agreement. Those requirements have been waived by the bank through May 31, 1999. The lender could elect, subsequent to the period waived, to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets.

     The Company's assets are predominately real property rights and intellectual information that the Company has developed regarding those properties and other geographical areas that the Company is studying for exploration and development. The market for those types of properties fluctuates and can be very small. Therefore, the Company's assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than what the Company believes the properties are worth. That lack of liquidity can have materially adverse effects on strategic plans, normal operations and credit facilities. In addition, issuance of indebtedness or preferred stock could be costly and dilutive to stockholders.

     For the medium and longer terms, the Company is working on a number of alternatives that it believes will address its credit agreement requirements and future liquidity and financing needs if it successfully completes various combinations of those alternatives. The alternatives include a merger, sales of assets, farmouts or other partnering arrangements on selected properties, and issuance of indebtedness or equity capital. There can be no assurance that the Company will be successful in any of its efforts.