Form 10-K405/A
period 1998-12-31
VENUS EXPLORATION INC
filed 1999-04-30
CIK 312037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from _____________ to _____________

                         Commission File Number 0-14334

                             VENUS EXPLORATION, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                  13-3299127
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     1250 N.E. Loop 410, Suite 1000, San Antonio, Texas     78209
    (Address of principal executive offices)             (Zip Code)

       (Registrant's telephone number, including area code) (210) 930-4900

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of class)
                         ------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months, and (2) has been subject to such filing requirements for the past ninety (90) days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

         The value of shares of Common Stock held by non-affiliates of the Registrant (all directors, officers and holders of five percent or more of the Common Stock of the Company are presumed to be affiliates for purposes of this calculation), computed by reference to the closing bid price of such stock on April 12, 1999, was approximately $3,703,929. As of April 12, 1999, the Registrant had outstanding 10,982,365 shares of Common Stock.

         The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998, to include the information called for by the following items, as set forth in the pages attached hereto:

         Part III.  Item 10.   Directors and Executive Officers of the
                               Registrant

                    Item 11.   Executive Compensation

                    Item 12. Security Ownership of Certain Beneficial Owners and Management

                    Item 13.   Certain Relationships and Related Transactions

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VENUS EXPLORATION, INC.


                                        By: /s/ JOHN Y. AMES
                                            ---------------------------
April 30, 1999                              John Y. Ames
                                            President, Chief Operating Officer


                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

         Because definitive proxy soliciting materials relating to the 1999 Annual Meeting of Stockholders of Venus Exploration, Inc. ("Venus" or the "Company") will be filed after April 30, 1999, the information called for by
Part III of the Company's Form 10-K for the year ended December 31, 1998 is included in this Amendment No. 1 to such Form 10-K.

                              PART III OF FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE COMPANY

         There are seven directors of the Company, each holding office until the next Annual Meeting of Stockholders and until his successor is elected and qualified, or as otherwise provided by the Company's Bylaws or by Delaware law. Each of the directors was elected at the 1998 Annual Meeting of Stockholders. Of the directors listed below, Messrs. Eugene L. Ames, Jr., John Y. Ames, James W. Gorman, and Jere W. McKenny were the designees of New Venus (defined below) under terms of the acquisition agreement and the stockholders agreement relating to the purchase of The New Venus Exploration, Inc. ("New Venus") by the Company (then known as Xplor Corporation) in May 1997. Messrs. Bell and Davis were continuing directors of the Company and designees of certain shareholders in May 1997. Mr. Pinkerton was nominated in May 1997 by Lomak Petroleum, Inc. pursuant to a stockholders agreement. The right to designate nominees pursuant to the stockholders agreement terminates with the 1999 Annual Meeting of Stockholders. The following sets forth information regarding the directors of the Company:


            NAME                                  POSITION WITH THE COMPANY                           AGE
-----------------------------   ------------------------------------------------------------        --------
Eugene L. Ames, Jr...........   Chairman of the Board, Chief Executive Officer and Director             65
John Y. Ames.................   President, Chief Operating Officer and Director                         43
J.C. Anderson................   Director                                                                68
Martin A. Bell...............   Director                                                                48
James W. Gorman..............   Director                                                                68
Jere W. McKenny..............   Director                                                                70
John H. Pinkerton............   Director                                                                45

         EUGENE L. AMES, JR. became Chairman, Chief Executive Officer and a director of the Company following the acquisition of the assets and liabilities of New Venus on May 21, 1997. He is a member of the Executive Committee. He has been in the oil and gas business since 1954 and had been associated with New Venus and its predecessor entities since 1962 and chief executive officer of those predecessor entities since 1991. He graduated from the University of Texas at Austin in 1955 with a B.S. degree in Geology. He served from 1991-93 as the Chairman of the Independent Petroleum Association of America, the national trade group representing independent oil and natural gas producers in Washington, D.C., and he currently serves as a member of the Management Committee of the American Petroleum Institute (API).

         JOHN Y. AMES became President, Chief Operating Officer and a director of the Company following the acquisition of New Venus on May 21, 1997. He is a member of the Executive Committee. He had been associated with New Venus and its predecessor entities as a Vice President since 1984. He became Executive Vice President of those predecessor entities in 1995 and President and Chief Operating Officer in 1996. He is the son of Eugene L. Ames, Jr. He graduated from the University of Texas at Austin in 1978 with a B.B.A. in Petroleum Land Management. He serves as the Regional Governor for the South Texas region of the Independent Petroleum Association of America.

         J.C. ANDERSON became a director of the Company on June 15, 1998. He is the Chairman and Chief Executive Officer of Anderson Exploration, Ltd., a public oil and gas exploration and development company based in Canada. He founded Anderson Exploration, Ltd., as a private company in 1968 and has been employed by it throughout that period. He holds a B.S. in Petroleum Engineering from the University of Texas at Austin and has over 40 years experience in the oil and gas business.

         MARTIN A. BELL is the Vice Chairman and General Counsel of D. H. Blair Investment Banking Corp. and has been a senior officer of that organization and predecessor companies since 1991. He has served as a director of the Company since 1991. D. H. Blair Investment Banking Corp. is a member of the New York Stock Exchange. He is a member of the Company's Audit Committee.

         JAMES W. GORMAN became a director of the Company following the acquisition of New Venus on May 21, 1997. He is a member of the Executive and Compensation Committees. He is a petroleum geologist and an independent investor who has been engaged in the oil and gas business either as a drilling contractor or independent producer for 43 years. He has also been involved in the banking business for more than 30 years. He currently serves as a director of Cullen Frost Bancshares (NYSE).

         JERE W. McKENNY became a director of the Company following the acquisition of New Venus on May 21, 1997. He is a member of the Audit and Compensation Committees. He has been President of McKenny Energy Co. (oil and gas exploration) since September 1994. In 1977, he became a director and the Vice Chairman of the Board of Kerr-McGee Corp. (oil and gas exploration), and from 1984 until 1993, he also was President and Chief Operating Officer of Kerr-McGee Corp. He is a director of Rutherford-Moran Oil Corp.

         JOHN H. PINKERTON became a director of the Company following the acquisition of New Venus on May 21, 1997. He has been employed by Lomak Petroleum, Inc. (now Range Resources Corporation) since 1988, of which he was appointed President in 1990 and Chief Executive Officer in 1992. He is a director of Range Resources Corporation, an independent oil and gas operating company, and of North Coast Energy, Inc., an oil and gas exploration and production company in which Lomak acquired an approximately 50% interest in 1996. Prior to joining Range Resources Corporation, he was Senior Vice President of Snyder Oil Corporation. He holds a B.A. degree in Business Administration from Texas Christian University and a M.B.A. from the University of Texas.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes of Beneficial Ownership of Securities on Form 4 generally are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 1998 were timely filed.

EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below are the names and ages of all executive officers of the Company as of March 31, 1999. All positions and offices with the Company and principal positions with the Company's subsidiaries held by each such person are also indicated. Officers generally are elected annually for one (1) year terms or until their successors are elected and qualified. All executive officers are United States citizens.


NAME                            AGE      POSITION
----------------------------   ------    ---------------------------------------------------------------
Eugene L. Ames, Jr..........     65      Chairman of the Board of Directors and Chief Executive Officer
John Y. Ames................     43      President, Chief Operating Officer and Director
Eugene L. Ames, III.........     39      Vice President
Patrick A. Garcia...........     42      Treasurer and Chief Financial Officer


         The following is a brief description of the business background of Messrs. Eugene L. Ames, III and Garcia. For a narrative description of the business background of Messrs. Eugene L. Ames, Jr. and John Y. Ames, see "--Directors of the Company."

         EUGENE L. AMES, III became Vice President of the Company following the acquisition of New Venus. He had been a Vice President of New Venus and its predecessor entities for more than the past five (5) years. He is the son of Eugene L. Ames, Jr.

         PATRICK A. GARCIA became Chief Financial Officer and Treasurer of the Company following the acquisition of New Venus. He had held the position of Treasurer at New Venus and its predecessors since 1984.


ITEM 11.    EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION SUMMARY

         The following table sets forth the compensation paid by the Company for the past two fiscal years to its chief executive officer and its other executive officers whose salary and bonus exceeded $100,000. The financial and operating data presented in the Annual Report on Form 10-K prior to May 21, 1997, the date of the merger of New Venus and Xplor Corporation, are data in respect of New Venus (due to the reverse acquisition accounting applied in the merger). Accordingly, the only information presented for 1996 relates to Mr. Gayle who continued as an officer after the merger. At no time during this period did the Company pay any other executive officer annual compensation exceeding $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL COMPENSATION          SECURITIES       ALL OTHER
                                                FISCAL           -------------------------      UNDERLYING      COMPENSATION
             NAME AND POSITION                   YEAR             SALARY($)      BONUS ($)      OPTIONS (#)        ($) (1)
---------------------------------------------    ----            -----------   -----------     --------------   -------------
Eugene L. Ames, Jr.,  Chairman &                 1998              190,000        - 0 -           40,000            3,354
    Chief Executive Officer (2).............     1997              118,750        - 0 -            - 0 -            4,387

James E. Gayle,                                  1998               86,500        - 0 -           11,000           42,604 (4)
    Executive Vice President (3)............     1997              112,910 (5)    7,500            - 0 - (6)        - 0 -
                                                 1996               92,000        - 0 -            - 0 -            - 0 -

John Y. Ames, President &                        1998              106,250        - 0 -           20,000            7,125
   Chief Operating Officer (7)..............     1997               59,458        - 0 -            - 0 -            4,302

Eugene L. Ames, III,                             1998               86,750        - 0 -           12,000            5,491
    Vice President (8)......................     1997               48,208        - 0 -            - 0 -            2,200

Patrick A. Garcia, Treasurer &                   1998               78,750        - 0 -           12,000            4,061
     Chief Financial Officer (9)............     1997               46,625        - 0 -            - 0 -            2,298

-----------------------

(1) Except as otherwise specified, this amount consists of cash amounts contributed by Venus Exploration, Inc. to match a portion of the executive's contributions under the 401(k) Plan, group term life insurance provided to employees and personal use of company-owned vehicle.

(2) Eugene L. Ames, Jr., became Chief Executive Officer in May 1997, replacing Mr. Gayle, who held the referenced positions before the acquisition of New Venus. After that transaction, Mr. Gayle was elected by the Board of Directors to serve as Executive Vice President.

(3) James E. Gayle served as chief executive officer of Xplor before the reverse merger into Venus Exploration, Inc. in May 1997. He then became Executive Vice President of the Company. Mr. Gayle resigned from Venus Exploration, Inc. effective November 15, 1998.

(4) The 1998 figure of $42,604 for all other compensation includes termination benefits.

(5) James E. Gayle's 1997 salary was $96,000. The figure $112,910 is the result of deferred compensation from 1996.

(6) As disclosed in the proxy statement for the Special Meeting of Stockholders held on October 28, 1997, in connection with the acquisition of New Venus, Mr. Gayle surrendered 50,000 of the 150,000 options he received in 1995. In connection with that surrender, the exercise dates of the remaining options were partially accelerated.

(7)      John Y. Ames became President and Chief Operating Officer on May 21,
         1997.

(8)      Eugene L. Ames, III became Vice President on May 21, 1997.

(9) Patrick A. Garcia became Treasurer and Chief Financial Officer on May 21, 1997.

OPTION GRANTS IN FISCAL 1998

                                                                                               AT ASSUMED ANNUAL
                                                                                              RATES OF STOCK PRICE
                                                                                               APPRECIATION FOR
                                      INDIVIDUAL GRANTS                                           OPTION TERM
-----------------------------------------------------------------------------------------    ---------------------
                                  NUMBER OF       % OF TOTAL
                                  SECURITIES       OPTIONS
                                  UNDERLYING      GRANTED TO
                                   OPTIONS       EMPLOYEES IN   EXERCISE      EXPIRATION
            NAME                   GRANTED       FISCAL YEAR      PRICE          DATE            5%          10%
------------------------------   -----------    -------------   ---------     -----------    ---------   ---------
Eugene L. Ames, Jr..........       40,000          20.00%       $  3.7125      02/28/03      $  41,028   $  90,661
James E. Gayle..............       11,000           5.50%       $  3.3750      02/29/08      $  10,257   $  22,665
Eugene L. Ames, III.........       12,000           6.00%       $  3.7125      02/28/03      $  12,308   $  27,198
Patrick A. Garcia...........       12,000           6.00%       $  3.3750      02/29/08      $  25,470   $  64,547
John Y. Ames................       20,000          10.00%       $  3.7125      02/28/03      $  20,514   $  45,330

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table shows for the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table, the number of shares acquired upon the exercise of options during 1998, the amount realized upon such exercise, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1998 and the values for "in-the-money" options, based on the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-MONEY
                             SHARES                     OPTIONS AT DECEMBER 31, 1998   OPTIONS AT DECEMBER 31, 1998 (1)
                           ACQUIRED ON                  ----------------------------   --------------------------------
                           EXERCISE OF     VALUE
          NAME              OPTIONS(#)  REALIZED($)(2)   EXERCISABLE  UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
-------------------------  -----------  --------------   -----------  --------------    -----------      -------------
Eugene L. Ames, Jr (3)...     - 0 -       $   - 0 -         90,584       40,000         $    - 0 -         $  - 0 -
James E. Gayle...........     - 0 -       $   - 0 -        211,000        - 0 -         $    6,250         $  - 0 -
John Y. Ames.............     - 0 -       $   - 0 -         21,901       20,000         $    - 0 -         $  - 0 -
Eugene L. Ames, III......     - 0 -       $   - 0 -         12,700       12,000         $    - 0 -         $  - 0 -
Patrick A. Garcia........     - 0 -       $   - 0 -          7,229       12,000         $    - 0 -         $  - 0 -

(1) Aggregate market value based on December 31, 1998 stock price of $1.375 per share of the shares covered by the options. Only 100,000 of the 211,000 options issued to Mr. Gayle were in the money with a value of $6,250.

(2) Represents the difference between the aggregate exercise price and the aggregate value, based upon the stock price on the date of exercise.

(3) Exercisable options include 56,548 options owned by Ellen R.Y. Ames, wife of Eugene L. Ames, Jr., and 19,746 options owned by Venus Oil Company which is controlled by Eugene L. Ames, Jr., and his wife, Ellen.


EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

         On June 1, 1996, Eugene L. Ames, Jr. entered into a three year employment contract with Venus Energy PLC that established his annual salary at $190,000 per year and other compensation including the use of an automobile. Since May 1998, Eugene L. Ames, Jr., has declined the use of the automobile. The employment agreement also included agreements by Eugene L. Ames, Jr. with regard to confidentiality and noncompetition in order to protect the Company's proprietary information. Upon completion of the acquisition of New Venus, Eugene
L. Ames, Jr.'s salary was paid by Venus Exploration, Inc. as the successor entity to Venus Energy PLC. Effective May 1, 1999, Eugene L. Ames, Jr. has agreed to a temporary 35% salary reduction.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Currently, decisions on compensation of the Company's executive officers are made by the Compensation Committee of the Board of Directors. Messrs. Gorman, McKenny and Pinkerton serve on the Compensation Committee. No member of the Compensation Committee was employed by the Company during 1998.

         The following addresses the Company's executive officer compensation policies for 1998.

         GENERAL. The Company's compensation program is designed to enable the Company to attract, motivate and retain high quality senior management by providing a competitive total compensation opportunity based on performance. To this end, the Company provides for competitive base salaries, bonuses based on subjective factors and stock-based incentives that strengthen the mutuality of interests between employees and the Company's stockholders.

         SALARIES. Eugene L. Ames, Jr.'s salary for 1998 was provided for in an employment agreement. The material terms of Eugene L. Ames, Jr.'s employment agreement are described above under the caption "Employment Agreement with Chief Executive Officer."

         Salaries of executive officers of the Company were determined based upon the level of responsibility, time with the Company, contribution and performance of the particular executive officer. Evaluation of these factors was subjective, and no fixed or relative weights were assigned to the factors considered. Because of the economic conditions in the oil and natural gas industry and the impact upon the Company's performance, the salaries of executive officers for 1999 have been temporarily reduced from between 21.5% to 35%. These salary reductions will be offset by the grant of additional stock options to the Company's executive officers.

         BONUS COMPENSATION. Through the use of annual bonuses, the Company seeks to effectively tie executive compensation to Company performance. The Compensation Committee determined during 1998 that no bonuses would be paid to its officers and employees based on various factors, including: (i) the market price of the Common Stock at the 1997 year end; (ii) the attainment of the Company's goals for 1997; and (iii) the discretion of the Compensation Committee taking into account the financial performance of the Company.

         OPTIONS AND RESTRICTED STOCK GRANTS. The Company uses grants of stock options and restricted stock to its key employees and executive officers to closely align the interests of such employees and officers with the interests of its stockholders. The Plan is administered by the Compensation Committee, which determines the persons eligible, the number of shares subject to each grant, the exercise price of options thereof and the other terms and conditions of the option or restricted stock.

         THE COMPENSATION COMMITTEE
         --------------------------
         James W. Gorman
         Jere W. McKenny
         John H. Pinkerton

DIRECTOR COMPENSATION

         Directors of the Company are compensated under the 1997 Incentive Plan. Under the 1997 Incentive Plan, nonemployee directors receive (i) $12,000 per year, and (ii) $500 per board meeting attended, whether in person or by phone. Such payments are made in the form of grants of shares of Common Stock or, at the option of a director, a combination of the Company's Common Stock and cash. In the case of the second option, the cash compensation is limited to a maximum of 25% of the $12,000 per year.

FIVE-YEAR STOCKHOLDER RETURN COMPARISON

         Set forth below is a line graph comparing, for the five (5)-year period ending December 31, 1998, the yearly percentage change in the cumulative total stockholder return on the Common Stock with that of (i) all U.S. companies quoted on the Nasdaq Market Index and (ii) the SIC Code Index for crude petroleum and natural gas stocks. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

                        AMONG VENUS EXPLORATION INC.,(1)
                               NASDAQ MARKET INDEX
                               AND SIC CODE INDEX

                                                                       FISCAL YEAR ENDING
                                          ----------------------------------------------------------------------------------
COMPANY                                     1993           1994            1995          1996           1997          1998
--------------------------------------    ---------       --------       --------      --------       --------      --------
Venus Exploration, Inc..............       100.000         122.22         144.44        188.89         311.11        122.22
Industry Index......................       100.000         104.91         112.92        143.74         134.83         86.35
Broad NASDAQ Market.................       100.000          96.80         135.44        166.20         203.60        282.27


*    $100 INVESTED ON 12/31/93 IN STOCK OR INDEX
     INCLUDING REINVESTMENT OF DIVIDENDS.
     FISCAL YEAR ENDING DECEMBER 31.

---------------

(1) Stock prices shown for dates prior to May 21, 1997 are attributable to Xplor Corporation, and its financial history is not contained in the Company's Annual Report on Form 10-K. Therefore, comparisons of the stock price history with other historical financial data for the period before May 21, 1997 is misleading.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             OWNERSHIP OF SECURITIES

         The following table sets forth the information as of March 31, 1999, regarding the shares of Common Stock owned by and shares of Common Stock underlying options exercisable on or before June 29, 1999 by (i) each person including any group who is known by management to be the beneficial owner of more than 5% of the Common Stock as of such date, (ii) each director of the Company, (iii) the Company's executive officers, and (iv) all directors and executive officers of the Company as a group based upon shares of Common Stock outstanding on such date.


                                                               AMOUNT & NATURE OF
DIRECTORS AND EXECUTIVE OFFICERS                             BENEFICIAL OWNERSHIP (1)       PERCENT OF CLASS
---------------------------------------------------         --------------------------     -------------------
Eugene L. Ames, Jr.................................               1,919,105 (2)                  15.38%
John Y. Ames.......................................                 481,017 (3)                   3.86%
Eugene L. Ames, III................................                 329,073 (4)                   2.64%
J. C. Anderson.....................................                   9,355                       *
Martin A. Bell.....................................                  47,642 (5)                   *
Patrick A. Garcia..................................                 160,579 (6)                   1.29%
James W. Gorman....................................                 206,938 (7)                   1.66%
Jere W. McKenny....................................                  50,341 (8)                   *
John H. Pinkerton..................................                   7,142 (9)                   *
Directors and Executive Officers as a group
 (9 persons).......................................               3,211,192                      25.74%


                                                             AMOUNT & NATURE OF
NAME AND ADDRESS OF FIVE PERCENT SHAREHOLDERS                BENEFICIAL OWNERSHIP (1)        PERCENT OF CLASS
---------------------------------------------------        ---------------------------       ----------------
Eugene L. Ames, Jr
1250 N.E. Loop 410, Suite 1000
San Antonio, TX  78209.............................                   1,919,105 (2)                15.38%

J. Morton Davis
44 Wall Street
New York, NY  10005................................                   1,549,139                     12.42%

Range Resources Corporation
500 Throckmorton Street
Fort Worth, TX  76102..............................                   2,324,532                     18.64%

Stratum Group Energy Partners, LP
1330 Sixth Avenue, 33rd Floor
New York, NY  10019................................                   1,100,000                      8.82%

-----------------

*    Less than one percent (1%).

(1) All persons named have sole voting and investment power, except as otherwise noted.

(2)  Includes (i) 267,178 shares and 27,623 exercisable options owned by Eugene
     L. Ames, Jr.; (ii) 1,140,086 shares and 56,548 exercisable options owned by Ellen R.Y. Ames, the spouse of Eugene L. Ames, Jr.; and (iii) 407,924 shares and 19,746 exercisable options owned by Venus Oil Company, which is controlled by Mr. and Mrs. Eugene L. Ames, Jr. Ellen R.Y. Ames may be deemed to own 1,196,634 shares or 10.90% of the Company's Common Stock. This does not include 26,667 unvested options owned by Eugene L. Ames, Jr. as part of the Employee Incentive Plan.

(3) Includes exercisable options to purchase 28,568 shares. This does not include options to purchase 13,333 shares of Common Stock not exercisable granted under the 1997 Incentive Plan.

(4) Includes exercisable options to purchase 16,700 shares. This does not include options to purchase 8,000 shares of Common Stock not exercisable granted under the 1997 Incentive Plan.

(5) Includes 40,000 exercisable options. Excludes shares owned by D.H. Blair Investment Banking Corp., with which Mr. Bell is employed, as beneficial ownership of such shares is disclaimed by Mr. Bell.

(6) Includes exercisable options to purchase 11,229 shares. This does not include options to purchase 8,000 shares of Common Stock not currently exercisable granted under the 1997 Incentive Plan.

(7)  Includes exercisable options to purchase 9,225 shares.

(8)  Includes exercisable options to purchase 1,995 shares.

(9) Does not reflect the 2,324,532 shares reported including 192,353 exercisable options, as beneficially owned by Range Resources, Corp., of which Mr. Pinkerton is President. Mr. Pinkerton disclaims beneficial ownership of such shares.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

COCKFIELD EXPLORATION COMPANY

         The Company currently operates certain wells, projects and prospects in which Cockfield Exploration Company owns an interest. Cockfield Exploration Company is owned by Mr. Gorman, a director of the Company or its predecessors since June 1996. All wells and prospects in which Mr. Gorman has participated since becoming a director are operated under project agreements or joint operating agreements entered into prior to Mr. Gorman becoming a director of the Company. Cockfield Exploration Company pays annual joint costs between $10,000 and $100,000 depending upon the level of active drilling during the year. Cockfield Exploration Company received $66,300 last year in proceeds from wells and projects operated by the Company.

WILL C. JONES, IV

         Will C. Jones, IV ("Mr. Jones"), is the son-in-law of Eugene L. Ames, Jr. and the brother-in-law of John Y. Ames and Eugene L. Ames, III and is currently of counsel to Haynes and Boone, LLP. Mr. Jones and Haynes and Boone, LLP provide legal counsel to the Company.

RANGE RESOURCES CORPORATION

         Range Resources Corporation owns a 15% working interest in the Venus Westbury Farms #1 well, Constitution Field, Jefferson County, Texas. This well was completed in early 1998 with sales commencing in late August 1998. Range participated on the same basis, adjusted for size of working interest, as other non-operators. During 1998 Range paid Venus $866,000 for its share of joint cost.