Form 10-Q
period 1999-03-31
VENUS EXPLORATION INC
filed 1999-05-24
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 ---------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from          to
                                               ---------   ---------

                         Commission file number 0-14334
                                               ----------

                             Venus Exploration, Inc.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            13-3299127
      -------------------------------             -------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

            1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209
       ------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

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

Yes  X   No
    ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at May 14, 1999
                  -----                        ---------------------------
      Common Stock $.01 par value                   10,982,365 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES


                                      INDEX

                                                                                     PAGE
                                                                                     ----
         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                           (a) Consolidated Balance Sheets as of                        3
                               March 31, 1999 and December 31, 1998

                           (b) Consolidated Statements of Operations for                4
                               the three-month periods ended March 31,
                               1999 and 1998

                           (c) Consolidated Statements of Cash Flows                    5
                               for the three-month periods ended
                               March 31, 1999 and 1998

                           (d) Notes to Consolidated Financial Statements               6

         Item 2.   - Management's Discussion and Analysis of Financial                 10
                     Condition and Results of Operations

         Item 3.   - Quantitative and Qualitative Disclosures About                    15
                     Market Risk

         PART II.  - OTHER INFORMATION

         Item 5.   - Other Information                                                 16

         Item 6.   - Exhibits and Reports on Form 8-K                                  16

         Signatures                                                                    18

                         PART I - FINANCIAL INFORMATION

                    Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,
                                                                                     1999       December 31,
                                                                                  (Unaudited)       1998
                                                                                  -----------   ------------
                                                                                        (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and equivalents                                                         $     71      $    126
       Trade accounts receivable and other                                               515           492
                                                                                    --------      --------
              TOTAL CURRENT ASSETS                                                       586           618

    OIL AND GAS PROPERTIES AND EQUIPMENT,
       net(successful efforts method), at cost                                         4,589         6,399

    OTHER PROPERTY AND EQUIPMENT, net                                                    212           238


    DEFERRED FINANCING COSTS,
       at cost less accumulated amortization                                              12            19

    OTHER ASSETS, at cost less accumulated amortization                                  100           122
                                                                                    --------      --------
      TOTAL ASSETS                                                                  $  5,499      $  7,396
                                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Trade accounts payable                                                       $  1,350      $  1,269
       Other liabilities                                                                 243           433
       Revolving credit agreement                                                      3,810         5,540
                                                                                    --------      --------
             TOTAL CURRENT LIABILITIES                                                 5,403         7,242

    OTHER LONG-TERM LIABILITIES                                                           22            23
                                                                                    --------      --------
           TOTAL LIABILITIES                                                           5,425         7,265
                                                                                    --------      --------

    SHAREHOLDERS' EQUITY
       Preferred stock, par value of $.01;
          5,000,000 shares authorized; none issued                                        --            --
       Common stock, par value of $.01;
          30,000,000 shares authorized; 10,982,365 and 10,971,325 shares issued and outstanding as of March 31, 1999
          and December 31, 1998, respectively                                            110           110

       Additional paid-in capital                                                     17,235        17,209
       Retained earnings (deficit)                                                   (17,055)      (16,944)
       Unearned compensation - restricted stock                                         (216)         (244)
                                                                                    --------      --------


TOTAL SHAREHOLDERS' EQUITY                                                                74           131
                                                                                    --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  5,499      $  7,396
                                                                                    ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                1999                     1998
                                                              -------                   -------
                                                             (In thousands, except per share data)

OIL AND GAS REVENUES                                          $   385                   $   941
                                                              -------                   -------

EXPENSES
     Production expense                                           230                       441
     Exploration expense, including dry holes                     239                       140
     Impairment of oil and gas properties                          --                       715
     Depreciation, depletion and amortization                     122                       341
     General and administrative                                   607                       701
                                                              -------                   -------

               Total expenses                                   1,198                     2,338
                                                              -------                   -------

Operating profit (loss)                                          (813)                   (1,397)
                                                              -------                   -------

OTHER INCOME (EXPENSE)
     Interest expense                                            (105)                      (82)
     Gain on sale of assets                                       794                        --
     Interest and other income                                     13                        13
                                                              -------                   -------

                                                                  702                       (69)
                                                              -------                   -------

               Net earnings (loss)                            $  (111)                  $(1,466)
                                                              =======                   =======

Earnings (loss) per share,
     Basic and diluted                                        $ (0.01)                  $ (0.15)
                                                              =======                   =======

Common shares and equivalents outstanding,
     Basic and diluted                                         10,981                     9,771
                                                              =======                   =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                VENUS EXPLORATION, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1999              1998
                                                           -------          -------
                                                                (In thousands)

OPERATING ACTIVITIES
   Net earnings (loss)                                     $  (111)         $(1,466)
   Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, depletion and amortization                   172              397

    Impairments, abandoned leases and dry hole costs            --              715
    Gain on sale of property and equipment                    (794)              --
    Compensation expense for restricted stock,
      stock options and stock granted                           54                9

    Change in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable
      and other                                                (23)             885
      Increase (decrease) in trade accounts payable             82             (474)
      Increase (decrease) in advances from interest
      owners                                                    --                8
      Decrease in other liabilities                           (191)             (67)
                                                           -------          -------

Net cash provided by (used in) operating activities           (811)               7
                                                           -------          -------


INVESTING ACTIVITIES
   Capital expenditures                                       (100)          (1,185)
   Net proceeds from sales of property and equipment         2,586               --
                                                           -------          -------
Net cash provided by (used in) investing activities          2,486           (1,185)
                                                           -------          -------

FINANCING ACTIVITIES
   Net proceeds from issuance of long-term debt
     and revolving credit agreement                             16            2,253
   Principal payments on long-term debt                     (1,746)             (28)
   Deferred financing costs                                     --              (20)
                                                           -------          -------

Net cash provided by (used in) financing activities         (1,730)           2,205
                                                           -------          -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (55)           1,027


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    126              682
                                                           -------          -------


CASH AND EQUIVALENTS AT END OF PERIOD                      $    71          $ 1,709
                                                           =======          =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   Three Months Ended March 31, 1999 and 1998


1.  Business

    Venus Exploration, Inc. (the "Company") is primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties and production in ten states.

2.  Basis of Presentation

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements presented should be read in connection with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the unaudited consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

    For a description of the accounting policies followed by the Company, refer to the notes to the 1998 consolidated financial statements included in the Company's report on Form 10-K.

4.  Earnings (loss) Per Share

    Basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings
(loss) per share are computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

    Earnings (loss) per share for the three month periods ended March 31, 1999 and 1998 are calculated based on 10,981,016 and 9,771,254 weighted average shares outstanding, respectively.

5.  Long-Term Debt

    Long-term debt consists of the following:

                                                              March 31,       December 31,
                                                                1999             1998
                                                              ---------       ------------
                                                                     (In thousands)
     Revolving credit due on June 30, 2000                    $   3,810*      $      5,540*
                                                              =========       ============

         *  Classified as a current liability.

Revolving Credit

    In 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are pledged as collateral for the loan. On August 19, 1998, the credit facility was amended resulting in the applicable interest rate becoming the bank's prime lending rate plus 1 percent. For balances outstanding at March 31, 1999, the interest rate was 8.75 percent.

    A commitment fee of 3/8 of one percent of the undrawn balance is payable quarterly. Interest is payable monthly, and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of March 31, 1999, the borrowing base was $3,870,000 and the amount drawn by the Company was $3,810,000 resulting in an unused borrowing base of $60,000.

    Among other matters, the credit facility contains covenants, which limit the Company's ability to incur additional indebtedness and restrict payments of dividends. Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth. At March 31, 1999, the Company was not in compliance with these covenants. The Company has obtained waivers from the lender through May 31, 1999, however, because of uncertainty regarding the Company's ability to be in compliance with the covenants after May 31, 1999, or to obtain additional waivers, the outstanding balance has been classified as a current liability in the accompanying consolidated financial statements. If the lender elects, subsequent to the period waived, to declare all amounts borrowed under the credit agreement to be due and payable, the Company's assets could be adversely affected.

         The Company's ability to obtain future waivers will depend on progress on its plans to raise additional capital through a placement of convertible debt or issuance of equity securities. During April 1999, and through May 20, 1999, the Company issued $700,000 in convertible debentures. These debentures contain customary piggyback registration rights.

6.  Shareholders' Equity

    Effective March 1, 1998 the Company awarded, under its existing incentive plan, qualified stock options and restricted stock grants that vest over a three-year period. The qualified stock options were issued to all employees. The restricted stock grants (100,000 shares) were issued at no charge to two key employees who are not officers of the Company. The Company is recognizing compensation expense of $9,375 per month for the value of the restricted stock grants over the vesting period.

         Effective March 1, 1999, the Compensation Committee of the Board of Directors of the Company approved the issuance of stock options to all employees to offset the impact of mandatory temporary salary reductions which took effect on that date. The Company has granted approximately 250,000 stock options at fair market value to offset the salary reductions through August 1, 1999. The stock options vest ratably over the period March 15, 1999 through August 1, 1999.

         With certain exceptions, the exercise price for the options is $1.1191, and the term of the options is ten years. The exceptions apply to 91,888 options granted to E. L. Ames, Jr., John Y. Ames, and Eugene L. Ames III, and the exercise price for their options is $1.231, and their term is five years.

7.  Accounting for Income Taxes

    No provision for income taxes has been recorded for the periods ended March 31, 1999 and 1998 due to the losses recorded by the Company.

8.  Commitments and Contingencies

    The Company is not involved in any claims or legal actions.

9.  Liquidity

    The Company has incurred significant losses over the past three years. Unless the Company is successful in raising capital to successfully develop existing properties or acquire income producing properties, the Company expects operating losses and negative cash flows to continue for the foreseeable future. Given the Company's diminished cash resources and lack of borrowing capacity under its credit agreement, the Company's ability to continue doing business as a going concern is uncertain. In addition, the Company has incurred significant indebtedness, and at March 31, 1999, was not in compliance with the tangible net worth and current ratio requirements of the credit agreement. Those requirements have been waived by the bank through May 31, 1999. The lender could elect, subsequent to the period waived, to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets.

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

         For the medium and longer terms, the Company is working on a number of alternatives that it believes will address its credit agreement requirements and future liquidity and financing needs if it successfully completes various combinations of those alternatives. The alternatives include merger, sales of assets, farmouts or other partnering arrangements on selected properties, and issuance of indebtedness or equity capital. There can be no assurance that the Company will be successful in any of its efforts.

         During April 1999, the Company issued convertible debentures in the principal amount of $700,000 for net proceeds of $685,000. The debentures bear interest at 7 percent per annum and are convertible into the Company's Common stock at a rate of $1.15 per share (870 shares of common stock for each $1,000 principal amount). The debentures mature on March 31, 2004.

    On May 13, 1999, the Company executed a purchase and sale agreement to acquire oil and gas properties from Apache Corporation for $28.5 million. The contract has an effective date of March 1, 1999. For the period March 1, 1999 through the closing date, the net proceeds from oil and gas production on the properties will be applied to reduce the $28.5 million purchase price.

    The estimated closing date of the acquisition is June 30, 1999. The agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type. The Company is in the process of arranging financing to fund the purchase price. The Company has entered into an engagement agreement with Sagestone Capital Partners to provide financial and investment banking advisory services related to raising the capital to complete the acquisition. Preliminary discussions and non-binding term sheets from capital providers have been positive regarding the financing of this project, however, the Company has not received any binding commitments from capital providers.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As discussed in the Company's annual report on Form 10-K for the year ended December 31, 1998, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Overview

         The Company explores for oil and gas reserves in horizons that have no history of production, and uses advanced geoscience technology to do so. The Company participates in such high-risk projects because they provide opportunities for the discovery of new and substantial oil and gas reserves and rapid growth in asset values. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, the Company attempts to maintain an inventory of many exploratory Prospect Leads from which drilling prospects are confirmed and generated. The Company typically obtains financing for a large portion of the exploration costs through sale to oil and gas industry co-venturers of working interest in prospects originated by the Company.

         Because of the decline in oil prices in 1998 and the reduction of capital available for exploration budgets, both for the oil and gas industry in general and for the Company specifically, the Company has reduced exploration activity and will work only selected prospects believed to have extraordinary merit (lower risk but still high net expected value) during this period of low availability of exploration capital.

         In addition to exploring for new oil and gas reserves in previously undiscovered fields, the Company also uses advanced geoscience technology to exploit and to develop oil and gas reserves in currently producing fields. The fields being exploited or developed consist of fields discovered by the Company or fields discovered by others but that the Company believes are not fully developed. The Company conducts active exploitation and development activities in 10 different fields in Texas and Oklahoma. The Company's working interest in those fields varies in size from 2.5% to 100%, and the Company operates in 9 of the 10 active fields. During this period of reduced availability of capital, the Company will concentrate its drilling budget on drilling field exploitation wells.

         The Company continues to seek strategic producing property acquisitions that offer near-term production and longer-term development and exploration opportunities that can be investigated through the application of advanced technology by the Company's exploration team. The Company seeks to accomplish strategic acquisitions of producing assets with development and exploratory potential through strategic alliances with other oil and gas companies. The

Company may also sell non-strategic properties as a part of its effort to concentrate on our focus areas.

Liquidity and Capital Resources

(a)  Liquidity

     At March 31, 1999, the Company had a working capital deficit of $4,817,000 compared with a deficit of $6,624,000 at December 31, 1998, an increase in working capital of $1,807,000. This increase is primarily attributable to the $1,650,000 repayment of current debt with proceeds from the sale of long term assets during the three-month period ended March 31, 1999.

     Net cash used in operating activities during the three months ended March 31, 1999, was $811,000, whereas $7,000 was provided by operating activities for the same three-month period in 1998. During the first three months of 1999, the Company realized a net loss of $111,000. This compares with a net loss of $1,466,000 for the first three months of 1998. These losses include non cash expenses (impairments, depreciation, depletion and amortization, and compensation expense for restricted stock and stock options) totaling $225,000 in 1999 and $1,121,000 in 1998. The 1999 loss reflects a gain of $794,000 from the sale of long term assets.

     During the first three months of 1999 the Company incurred capital expenditures on oil and gas properties of $100,000 and received proceeds from the sale of property and equipment of $2,586,000. During the same period in 1998, the Company had capital expenditures of $1,185,000.

     For the three months ended March 31, 1999, $1,730,000 was used in financing activities. This compares with $2,205,000 provided by financing activities for the three-month period ended March 31, 1998. The reason for the decline in cash provided by financing activities is due to the high level of borrowing in 1998 compared to the minimal amount in 1999 and the repayment of debt with proceeds from the sale of long term assets in 1999.

     Increases in oil and gas prices subsequent to March 31, 1999, and cost reduction measures, which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are expected to improve the Company's cash flow after March 31, 1999. However, unless the Company is successful in raising capital to successfully develop existing properties or acquire income producing properties, the Company expects operating losses and negative cash flows to continue for the foreseeable future unless costs are significantly reduced. Given the Company's diminished cash resources and lack of borrowing capacity under its Credit Agreement, the Company's ability to continue doing business as a going concern is uncertain. In addition, the Company has incurred significant indebtedness, and at March 31, 1999, was not in compliance with the tangible net worth and current ratio requirements of the Credit Agreement. Those requirements have been waived by the bank through May 31, 1999. The lender could elect, subsequent to the period waived, to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets.

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

     For the medium and longer terms, the Company is working on a number of alternatives that it believes will address its credit agreement requirements and future liquidity and financing needs if it successfully completes various combinations of those alternatives. The alternatives include merger, sales of assets, farmouts or other partnering arrangements on selected properties, and issuance of indebtedness or equity capital. There can be no assurance that the Company will be successful in any of its efforts.

     During April 1999, the Company issued convertible debentures in the principal amount of $700,000 for net proceeds of $685,000. The debentures bear interest at 7 percent per annum and are convertible into the Company's Common stock at a rate of $1.15 per share (870 shares of common stock for each $1,000 principal amount). The debentures mature on March 31, 2004.

     On May 13, 1999, the Company executed a Purchase and Sale Agreement to acquire oil and gas properties from Apache Corporation for $28.5 million. The properties include 19 producing wells, and the wells are currently producing, net to the interest to be acquired, approximately 9,000 Mcf of gas per day and 45 barrels of oil per day. The Company is in the process of arranging financing to fund the purchase price. The Company has entered into an engagement agreement with Sagestone Capital Partners to provide financial and investment banking advisory services related to raising the capital to complete the acquisition. Preliminary discussions and non-binding term sheets from capital providers have been positive regarding the financing of this project, however, the Company has not received any binding commitments from capital providers.

         If the Company fails to close the pending acquisition, the Company plans to further reduce the number of employees and reduce other related office costs, and attempt to raise enough capital to develop cash flow from two existing development fields.

(b)      Capital Resources

     The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for the remainder of 1999 are budgeted at approximately $2.5 million. Funding is not currently available for the 1999 budget and, as a result, the Company may elect to reduce its interest through sales, farmouts or other transactions in certain wells or seismic projects or to include those wells or projects in a joint venture with industry participants, in which event the Company's capital investment and upside potential would be lower.

     The Company's credit facility, among other matters, contains covenants which limit the Company's ability to incur additional indebtedness and restrict payments of dividends. Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth and, as mentioned above, as of March 31, 1999, the Company was not in compliance with these two covenants. The Company has obtained a waiver through May 31, 1999. The Company's ability to obtain future waivers will depend on progress on its plans to raise additional capital through a placement of convertible debt or issuance of equity securities. During April 1999, the Company issued convertible debentures in the principal amount of $700,000 for net proceeds of $685,000. The debentures bear interest at 7 percent per annum and are convertible into the Company's Common stock at a rate of $1.15 per share (870 shares of common stock for each $1,000 principal amount). The debentures mature on March 31, 2004. It is the Company's intention to use part of the proceeds raised to pay trade payables and the remaining amount to fund development drilling. As discussed above, if the lender elects, subsequent to the period waived, to declare all amounts borrowed under the credit agreement to be due and payable, the Company's assets could be adversely affected.

(c)      Results of Operations

         Revenues and expenses were lower during 1999 due to the sale of properties, lower oil and gas prices and various cost cutting measures. The variances are addressed in the following paragraphs by significant operating caption.

         As reflected in the following table, oil and gas volumes and average prices decreased in 1999, compared with 1998. The lower prices, the divestiture of properties and decline in production from existing wells significantly impacted the first quarter 1999.

                                         Three Months Ended March 31,
                                   -----------------------------------------
                                           1999               1998
                                   -------------------  --------------------
                                   Sales      Average   Sales        Average
                                   Volume      Prices   Volume       Prices
                                   ------     --------  -------     --------
                   Gas (MCF)       87,862     $   1.74  144,580     $   2.39
                   Oil (BBLS)      21,160     $  10.90   37,161     $  15.55

    For 1998 average oil and gas prices reflect the effect of price hedging. The Company only hedged oil and gas volumes as required under a term loan agreement, which is no longer in effect. Volumes for the three month period ended March 31, 1999 include 15,850 Mcf attributable to the properties sold during the same period.

Three Months Ended March 31, 1999 and 1998

    The Company reported a net loss of $111,000 for the quarter ended March 31, 1999, compared to last year's net loss of $1,466,000 for the same period. This $1,355,000 decrease in loss is primarily attributable to the gain from the sale of properties ($794,000) and the reduction in oil and gas impairments ($715,000).

    For the first quarter of 1999, oil and gas revenues decreased by $556,000. The decrease is due to the following: the decline in product prices resulted in a decrease in revenue of $156,000, the sale of properties resulted in a decrease in revenue of $50,000 and a decline in production rates resulted in a decrease in revenue of $350,000.

    Production expenses decreased by $211,000 due to the sale of properties and the shutting in of wells. Also contributing to the decrease were lower operating costs.

    Exploration expense increased by $99,000. The increase is due to the acquisition of 3-D seismic data of $37,500, severance cost for terminated employees of $27,015 and the balance of the increase is due to reduced recovery from joint ventures due to reduced exploration activities.

    Impairment of oil and gas properties decreased by $715,000. The decline is a result of rising product prices during the current quarter as opposed to falling prices during the 1998 period.

    Depreciation, depletion and amortization decreased by $219,000 due to the sale of properties ($10,300), the decline in production rates ($131,140), and the lower cost basis in the properties due to the impairments recorded in 1998 ($77,560).

    General and administrative expense decreased by $94,000. The decrease was due to reduction of office personnel in the fourth quarter of 1998 and initiation of other cost reduction measures during the first quarter of 1999.

    Interest expense increased by $23,000 due to the higher average loan balance outstanding of $4,349,400 during the first quarter of 1999, as compared to $2,370,900 during the first quarter of 1998. The effect of the higher average loan balance in 1999 was offset by lower deferred loan cost amortization of $7,600 in 1999 compared to $22,000 in 1998. The decline in deferred loan cost in 1999 is the result of early extinguishment of debt during the fourth quarter of 1998.

 YEAR 2000 COMPLIANCE

    The following information on Year 2000 compliance contains forward-looking statements and should read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements." The disclosures also constitute a "Year 2000 Readiness Disclosure" and "Year 2000 Statement" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

STATEMENT OF READINESS

    The "Year 2000 problem" arises because some computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 (e.g., 1998 is seen as "98") and either stop processing date-related computations or will process them incorrectly.

    Computers used at the Company's headquarters have been certified by an outside consultant as being Y2K complaint. The Company also conducted an internal survey of its software and information systems critical to the Company's operations. The Company has upgraded its network server to be Year 2000 compliant. Based on certifications by its other software information vendors, the Company believes that the Year 2000 issues directly related to computers, software and information systems at the Company's headquarters will not have a material impact on the Company's business or financial position.

    With respect to its major vendors, purchasers of products, customers and service providers, the Company mailed more than 500 questionnaires to assist in an assessment of whether they will be Year 2000 compliant. The Company is evaluating those questionnaires and that evaluation should be complete by June 30, 1999. Preliminary evaluations indicate the third parties are, or will be, compliant by the end of the year.

    At this time, however, the Company cannot determine what effect, if any, the Year 2000 issues will affect those who did not respond to the survey, or the numerous local, state and federal governmental entities with which it conducts business or by which it is regulated or governed or taxed will have on its business or financial position.

    If they are not compliant, such failure, in a worst case scenario, could affect the ability of the Company to sell its oil and gas and receive payments therefrom and the ability to get vendors and service providers to provide products and services in support of the Company's operations.

    As an operator of oil and gas properties, the Company plans to conduct an analysis of the operational problems and costs that would result from a failure caused by a Year 2000 event. A contingency plan has not been developed for dealing with the worst case scenario. The Company plans to complete such analysis and contingency planning by September 30, 1999.

    The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flow and are not expected to exceed $25,000 and are not material to the Company's consolidated financial condition or results of operations.

Information Regarding Forward Looking Statements

    The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. Also see "FORWARD-LOOKING STATEMENTS" under "Item 1. BUSINESS" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. There has been no material change since that information was disclosed.

                           PART II - OTHER INFORMATION


Item 5.  OTHER INFORMATION

(a)      Purchase and Sale Agreement

         On May 13, 1999, the Company executed a Purchase and Sale Agreement to acquire oil and gas properties from Apache Corporation for $28.5 million. The properties are located in the Vernon Field, Jackson Parish, Louisiana. The properties include 19 producing wells, approximately 10,000 gross acres (8,400 net acres). The wells are currently producing, net to the interest to be acquired, approximately 9,000 Mcf of gas pr day and 45 barrels of oil per day. The contract has an effective date of March 1, 1999. For the period March 1, 1999 through the closing date, the net proceeds from oil and gas production on the properties will be applied to reduce the $28.5 million purchase price.

         The estimated closing date of the acquisition is June 30, 1999. The agreement includes representations, warranties, covenants and closing conditions customary for transactions of this type. The Company is in the process of arranging financing to fund the purchase price. The Company has entered into an engagement agreement with Sagestone Capital Partners to provide financial and investment banking advisory services related to raising the capital to complete the acquisition. Preliminary discussions and non-binding term sheets from capital providers have been positive regarding the financing of this project, however, the Company has not received any binding commitments from capital providers.

(b)      NASDAQ Market Listing

         The Company was notified that it is not in compliance with NASDAQ stock market listing requirements because the Company's tangible assets are below the $2 million minimum. The Company was asked to submit a plan for achieving compliance. The Company submitted such a plan on May 11, 1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          2.1 Asset Purchase Agreement among Venus Exploration, Inc. and Allegheny Interests, Inc., et al., dated January 26, 1999, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 27, 1999, as amended, and incorporated herein by reference.

          2.2 Letter Agreement, dated February 4, 1999, between Venus Exploration, Inc. and Petroleum Development Corporation, filed as
               Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 12, 1999, as amended, and incorporated herein by reference.

          2.3 Amendment to Letter Agreement dated February 11, 1999, between Venus Exploration, Inc. and Petroleum Development Corporation, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, dated February 12, 1999, and amended and incorporated herein by reference.

          10.1 Sixth Amendment to Second Amended and Restate Loan Agreement dated March 15, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

          27.1 Financial Data Schedule

(b)      Reports on Form 8-K

         Form 8-K dated January 27, 1999, as amended by Form 8 K/A No. 1 dated April 12, 1999, regarding the sale of oil and gas properties located in West Virginia.

         Form 8-K dated February 12, 1999, as amended by Form 8 K/A No. 1 dated April 15, 1999, regarding the sale of oil and gas properties located in Freestone County, Texas.

                               S I G N A T U R E S



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     VENUS EXPLORATION, INC.



         Dated:  May 24, 1999               BY:   /s/ Eugene L. Ames, Jr.
                                               ------------------------------
                                                      Eugene L. Ames, Jr.
                                                  (Chief Executive Officer)



         Dated:  May 24, 1999               BY:   /s/ Patrick A. Garcia
                                               ------------------------------
                                                      Patrick A. Garcia
                                               (Principal Accounting Officer)

EXHIBIT INDEX




Exhibit No.                              Description
-----------                              -----------

         2.1 Asset Purchase Agreement among Venus Exploration, Inc. and Allegheny Interests, Inc., et al., dated January 26, 1999, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 27, 1999, as amended, and incorporated herein by reference.

         2.2 Letter Agreement, dated February 4, 1999, between Venus Exploration, Inc. and Petroleum Development Corporation, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K, dated February 12, 1999, as amended, and incorporated herein by reference.

         2.3 Amendment to Letter Agreement dated February 11, 1999, between Venus Exploration, Inc. and Petroleum Development Corporation, filed as Exhibit 2.3 to the Company's Current Report on Form 8-K, dated February 12, 1999, and amended and incorporated herein by reference.

         10.1 Sixth Amendment to Second Amended and Restate Loan Agreement dated March 15, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

         27.1     Financial Data Schedule