Form 10-Q
period 1999-06-30
VENUS EXPLORATION INC
filed 1999-08-23
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended         June 30, 1999
                                                 -------------------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission file number                          0-14334
                       ---------------------------------------------------------


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

Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                Outstanding at August 13, 1999
             -----                                ------------------------------
  Common Stock $.01 par value                            11,029,383 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                     (a) Consolidated Balance Sheets as of                                               3
                         June 30, 1999 and December 31, 1998

                     (b) Consolidated Statements of Operations for                                       4
                         the three-month periods ended June 30,
                         1999 and 1998

                     (c) Consolidated Statements of Operations for                                       5
                         the six-month periods ended June 30, 1999
                         and 1998

                     (d) Consolidated Statements of Cash Flows                                           6
                         for the six month periods ended
                         June 30, 1999 and 1998

                     (e) Notes to Consolidated Financial Statements                                      7

         Item 2.   - Management's Discussion and Analysis of Financial                                  16
                     Condition and Results of Operations

         Item 3.   - Quantitative and Qualitative Disclosures About                                     23
                     Market Risk

         PART II.  - OTHER INFORMATION

         Item 2.   - Changes in Securities and Use of Proceeds                                          24

         Item 5.   - Other Information                                                                  24

         Item 6.   - Exhibits and Reports on Form 8-K                                                   24

         Signatures                                                                                     25

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                             June 30,
                                                                               1999                   December 31,
                                                                            (Unaudited)                   1998
                                                                            -----------               ------------
                                                                                       (In thousands)
ASSETS
   CURRENT ASSETS
         Cash and equivalents                                                $     438                  $    126
         Trade accounts receivable and other                                       847                       492
                                                                             ---------                  --------
                  TOTAL CURRENT ASSETS                                           1,285                       618

   OIL AND GAS PROPERTIES AND EQUIPMENT,
         net (successful efforts method), at cost                               18,414                     6,399

   OTHER PROPERTY AND EQUIPMENT, net                                               185                       238

   DEFERRED FINANCING COSTS, at cost less
         accumulated amortization                                                   58                        19

   OTHER ASSETS, at cost less accumulated amortization                              99                       122
                                                                             ---------                  --------
                  TOTAL ASSETS                                               $  20,041                  $  7,396
                                                                             =========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Trade accounts payable                                              $   1,383                  $  1,269
         Other liabilities                                                         298                       433
         Revolving credit agreement                                              3,736                     5,540
                                                                             ---------                  --------
                  TOTAL CURRENT LIABILITIES                                      5,417                      7,242

   LONG-TERM DEBT                                                               15,000                         -

   OTHER LONG-TERM LIABILITIES                                                      78                        23
                                                                             ---------                  --------
                  TOTAL LIABILITIES                                             20,495                     7,265
                                                                             ---------                  --------


   SHAREHOLDERS' EQUITY (DEFICIT)
         Preferred stock, par value of $0.01;
            5,000,000 shares authorized; none issued                                 -                         -
         Common stock, par value of $0.01;
            30,000,000 shares authorized; 10,982,365 and 10,971,325 shares issued and outstanding as of June 30, 1999
            and December 31,1998, respectively                                     110                       110
         Additional paid-in capital                                             17,235                    17,209
         Retained earnings (deficit)                                           (17,612)                  (16,944)
         Unearned compensation - restricted stock                                 (187)                     (244)
                                                                             ---------                  --------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              (454)                      131
                                                                             ---------                  --------

                                                                             $  20,041                  $  7,396
                                                                             =========                  ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Three Months Ended June 30,
                                                                               ----------------------------
                                                                                 1999                1998
                                                                               --------            --------
                                                                                       (In thousands,
                                                                                   except per share data)
OIL AND GAS REVENUES                                                           $    434            $    723
                                                                               --------            --------
EXPENSES
     Production expense                                                             183                 396
     Exploration expense, including dry holes                                       122                 675
     Impairment of oil and gas properties                                             -               1,200
     Depreciation, depletion and amortization                                       114                 281
     General and administrative                                                     462                 787
                                                                               --------            --------
         Total expenses                                                             881               3,339
                                                                               --------            --------
Operating profit (loss)                                                            (447)             (2,616)
                                                                               --------            --------

OTHER INCOME (EXPENSE)
     Interest expense                                                              (115)               (145)
     Gain on sale of assets                                                          10                  10
     Interest and other income (expense), net                                        (5)                  9
                                                                               --------            --------
                                                                                   (110)               (126)
                                                                               --------            --------

         Net earnings (loss)                                                   $   (557)           $ (2,742)
                                                                               ========            ========

Earnings (loss) per share,
     Basic and diluted                                                         $ ( 0.05)           $  (0.28)
                                                                               ========            ========

 Common shares and equivalents outstanding,
      Basic and diluted                                                          10,982               9,848
                                                                               ========            ========







                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   Six Months Ended June 30,
                                                                                 ----------------------------
                                                                                   1999                 1998
                                                                                 --------            --------
                                                                                         (In thousands,
                                                                                     except per share data)
OIL AND GAS REVENUES                                                             $    819            $  1,664
                                                                                 --------            --------
EXPENSES
     Production expense                                                               413                 837
     Exploration expense, including dry holes                                         361                 815
     Impairment of oil and gas properties                                               -               1,915
     Depreciation, depletion and amortization                                         236                 622
     General and administrative                                                     1,069               1,488
                                                                                 --------            --------
         Total expenses                                                             2,079               5,677
                                                                                 --------            --------
Operating profit (loss)                                                            (1,260)             (4,013)
                                                                                 --------            --------

OTHER INCOME (EXPENSE)
     Interest expense                                                                (220)               (227)
     Gain (loss) on sale of assets                                                    804                  10
     Interest and other income                                                          8                  22
                                                                                 --------            --------
                                                                                      592                (195)
                                                                                 --------            --------

         Net earnings (loss)                                                     $   (668)           $ (4,208)
                                                                                 ========            ========

     Earnings (loss) per share, Basic and diluted                                $  (0.06)           $  (0.43)
                                                                                 ========            ========

Common shares and equivalents outstanding,
     Basic and diluted                                                             10,982               9,810
                                                                                 ========            ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        Six Months Ended June 30,
                                                                                                     ------------------------------
                                                                                                       1999                 1998
                                                                                                     --------             ---------
                                                                                                             (In thousands)
OPERATING ACTIVITIES
     Net earnings (loss)                                                                             $   (668)            $  (4,208)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation, depletion and amortization                                                         323                   732
         Impairments, abandoned leases and dry hole costs                                                  19                 2,424
         Gain on sale of property and equipment                                                          (804)                    -
         Compensation expense for restricted stock,
           Stock options and stock granted                                                                 82                    85

         Change in operating assets and liabilities:
           Decrease (increase) in trade accounts
             receivable and other                                                                        (355)                  671
           Increase (decrease) in trade accounts payable                                                  114                  (717)
           Increase in advances from interest
             owners                                                                                         -                   213
           Decrease in other liabilities                                                                  (76)                 (212)
                                                                                                     --------             ---------

Net cash (used in) operating activities                                                                (1,365)               (1,012)
                                                                                                     --------             ---------

INVESTING ACTIVITIES
     Capital expenditures, principally investment in
            Jackson Parish Properties in 1999                                                         (14,057)               (2,278)
     Net proceeds from sales of property and equipment                                                  2,597                    11
                                                                                                     --------             ---------

Net cash (used in) investing activities                                                               (11,460)               (2,267)
                                                                                                     --------             ---------

FINANCING ACTIVITIES
     Net proceeds from issuance of long-term debt
       and revolving credit agreement                                                                  15,025                 3,286
     Principal payments on long-term debt                                                              (1,831)                  (56)
     Deferred financing costs                                                                             (57)                  (26)
                                                                                                     --------             ---------

Net cash provided by financing activities                                                              13,137                 3,204
                                                                                                     --------             ---------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                               312                   (75)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                               126                   682
                                                                                                     --------             ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                                                $    438             $     607
                                                                                                     ========             =========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            Three Months And Six Months Ended June 30, 1999 and 1998

1.  Organization

     Venus Exploration, Inc. (the "Company") is primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties and production in nine states.

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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the unaudited consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

     For a description of the accounting policies followed by the Company, refer to the notes to the 1998 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company includes in its accounts its 50% proportionate interest of the assets, liabilities, revenues, and expenses of the Jackson Parish Properties (see note 4).

4.  Jackson Parish Properties Acquisition

     On June 30, 1999, EXUS Energy, LLC, a Delaware limited liability company ("EXUS"), owned 50% by the Company and 50% by EXCO Resources, Inc.

("EXCO") completed the acquisition from Apache Corporation of oil and natural gas properties located in Jackson Parish, Louisiana (the "Jackson Parish Properties"). EXCO is a publicly-held oil and gas company based in Dallas, Texas. The Jackson Parish Properties include 17 gross (14.25 net) producing wells. EXCO is the named operator of the Jackson Parish Properties and assumed operations of all 17 wells acquired in the transaction. The Jackson Parish Properties include 6,411 gross (5,672 net) developed acres and 1,532 gross (1,148 net) undeveloped acres. As of April 1, 1999, the Jackson Parish Properties were estimated to contain proved reserves of 2,815 barrels of oil ("Bbls") and 66.5 billion cubic feet ("Bcf") of gas. The purchase price, before closing adjustments, was $28.5 million, and after adjustments (the adjustments principally reflect production since March 1, 1999, the effective date of the acquisition), was $27.6 million cash. The purchase price was funded with $14 million drawn under a new credit facility established by EXUS and $14 million of EXUS equity capital. Of the initial $14 million of EXUS equity capital, $7 million was provided by EXCO from its cash on hand, and $7 million was provided by Venus from borrowed funds. On June 30, 1999, Venus borrowed $7 million from EXCO under the terms of an $8 million Convertible Promissory Note (see note 6).

     The following table reflects the pro forma results of operations as though the acquisition of the Jackson Parish Properties (described in the Company's Form 8-K dated June 30, 1999) and the related borrowings (see note 6) had occurred on January 1, 1998.

                                                                                          PRO FORMA
                                                                                       SIX MONTHS ENDED
                                                                                           June 30,
                                                                                 --------------------------
                                                                                 1999                  1998
                                                                                 ----                  ----
                                                                                    (In thousands, except
                                                                                        per share data)
                                                                                          (Unaudited)
Revenues                                                                       $  1,900              $  3,206
Net Loss                                                                       $   (822)             $ (4,040)
Basic and diluted loss per share                                               $   (.07)             $   (.41)


5.  Earnings (loss) Per Share

     Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

     Loss per share for the three month periods ended June 30, 1999 and 1998 are calculated based on 10,982,365 and 9,848,322 weighted average shares outstanding, respectively, and the six month periods ended June 30, 1999 and 1998 are calculated based on 10,981,694 and 9,810,004 shares outstanding, respectively.

6.  Long-Term Debt

     Long-term debt consists of the following:

                                                                           June 30,          December 31,
                                                                             1999                1998
                                                                           --------          -----------
                                                                                  (In thousands)
Wells Fargo Bank-Revolving Credit
  Due June 30, 2000                                                        $  3,736            $  5,540
Nations Bank, N.A.,-Revolving Credit
  Due on June 30, 2002                                                        7,000                   -
Exco Resources, Inc. Convertible Note
  Due on July 1, 2004                                                         7,000                   -
7% Convertible Subordinated Notes
  Due March through June 2004                                                 1,000                   -
                                                                           --------            --------
                                                                             18,736               5,540
Less:  Current maturities of long-term debt                                   3,736            $  5,540
                                                                           --------            --------
Long-term debt excluding current installments                              $ 15,000                   -
                                                                           ========            ========


Wells Fargo Bank Revolving Credit

     In 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are pledged as collateral for the loan. On August 19, 1998, the credit facility was amended resulting in the applicable interest rate becoming the bank's prime lending rate plus one percent. For balances outstanding at June 30, 1999, the interest rate was 8.75 percent.

     A commitment fee of 3/8 of one percent of the undrawn balance is payable quarterly. Interest is payable monthly, and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of June 30, 1999, the borrowing base was $3,870,000 and the amount drawn by the Company was $3,736,000 resulting in an unused borrowing base of $134,000.

     Among other matters, the credit facility contains covenants, which limit the Company's ability to incur additional indebtedness and restrict payments of dividends. Under the terms of the credit facility, the Company is required to maintain a current ratio of 1:1 and tangible net worth of at least $5,250,000.

     At June 30, 1999, the Company was not in compliance with these covenants. Its current ratio was .84 to 1, and its tangible net worth was a deficit $454,000. The Company has obtained waivers of these events of noncompliance from the lender through September 30, 1999; however, because of uncertainty regarding the Company's ability to be in compliance with the covenants after September 30, 1999, or to obtain additional waivers, the outstanding balance has been classified as a current liability in the accompanying consolidated balance sheet. If the lender elects, subsequent to the period waived, to declare all amounts borrowed under the credit agreement to be due and payable, the Company's assets could be adversely affected.

7% Convertible Subordinated Promissory Notes

     In the second quarter of 1999 the Company completed the private placement to six investors(including one director of the Company and one person who was later appointed a director of the Company) of six unsecured convertible subordinated promissory notes (the "Subordinated Notes") totaling $1,000,000. The net proceeds to the Company were $975,000 after legal fees associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligations to the noteholders are unsecured and subordinated to the rights of the Company's bank and other lenders unless those lenders agree otherwise. Interest payments under the Subordinated Notes may be paid, at the Company's election, with its common stock. The convertibility feature may be invoked by the noteholders at any time and by the Company under circumstances described below.

     The Subordinated Notes bear interest at a rate of 7% per annum, or 10% in the event of default. If interest is paid in common stock, the number of shares to be issued is determined by dividing the interest payment due by the market price of one share of the Company's common stock on the last trading day preceding the interest payment date. Interest is payable quarterly beginning on June 30, 1999. The interest due on June 30, 1999 was paid with 7,984 shares of the Company's common stock in July 1999.

     The Subordinated Notes mature in 2004, at which time all of the unpaid principal is due and payable. The noteholders can convert the debt to the Company's common stock at any time, at a conversion of $1.15 per share, the market value of the common stock on the date the terms were agreed to. The conversion price will be adjusted proportionately in cases where the number of the outstanding shares of common stock is changed on a pro rata basis; e.g., stock dividends and stock splits. In addition, the conversion price will be reduced if the Company issues common stock, or securities convertible into common stock, at a price lower that the $1.15 conversion price, as adjusted. In such a case the conversion price will be reduced to the conversion price of the convertible security or the price of the common stock sold.

     If the Company issues other subordinated notes or other similar securities with superior terms to the new noteholders, the holders of the Subordinated Notes also have the right to receive replacement notes that include those superior terms, at least with regard to a higher stated interest rate, a higher premium upon early redemption by the Company, a lower per-share conversion price, or a longer period before the Company can cause a mandatory redemption.

     The Company has a conditional option of converting the outstanding balance of each Subordinated Note to shares of its common stock. That option does not mature until thirty-six months after the original issuance of the Subordinated Notes, and the condition to the Company's option to convert is that the closing market price for the shares of the Company's common stock must have exceeded $3.60 per share for at least 25 out of the preceding 30 trading days. The conversion is based on the same $1.15 price per share.

     The Subordinated Notes allow the Company to redeem them for cash and the payment of a redemption premium. That right begins on the second anniversary of the original issuance. The redemption premium begins at 18% and decreases 1% per month after that, and there is a credit against the premium for all accrued interest on the Subordinated Notes to the date of the redemption. The Company also has a preferential right to buy the notes if the holders decide to sell them.

     If an event of default occurs, the noteholders may demand immediate repayment of the principal amount and any accrued but unpaid interest. They will also have all other rights generally allowed by contract and applicable law. Events of default include, among other conditions, a default under other indebtedness or securities.

     The Subordinated Notes were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Common stock issued on conversion or in lieu of cash interest payments under the Subordinated Notes has been and will be issued in the same manner. As a result, the transfers of such securities are restricted.

     Concurrently with the execution of the Subordinated Notes, the Company entered into a registration rights agreement with each noteholder that gives that noteholder the option to register for resale under the Securities Act of 1933 any of their shares of the Company's common stock on a registration statement otherwise being filed by the Company for sales on its own behalf. The Company also agreed not to grant any new registration rights to third parties if those rights would adversely impact the rights of the holders.

Exco Resources, Inc. Convertible Note

     On June 30, 1999, the Company borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note (the "EXCO Note") in conjunction with the purchase of the Jackson Parish Properties (see note 4). The EXCO Note provides for borrowings up to $8 million subject to restrictions on the use of proceeds. The Company drew $7 million under the EXCO Note to fund its capital contribution to EXUS. The EXCO Note provides for additional draws beginning after January 1, 2000 not to exceed $1 million which may be used solely to fund additional capital contributions to EXUS and/or to fund the expenses of one equity issuance. The Company is not permitted to draw any of the $1 million until it has obtained stockholder approval for the issuance of the EXCO Note. All borrowings under the EXCO Note are secured by a first priority lien providing a security interest in the membership interest of the Company in EXUS along with distribution and income rights. The EXCO Note provides that advances will bear interest, which can be paid in cash or, at the Company's election, the Company's common stock, at a rate of 10% from June 30, 1999 through June 30, 2000, with interest increasing 1% per year through June 30, 2004. Advances will bear interest at a rate of 15% after in an event of default. If interest is paid in the Company's common stock, the number of shares to be issued shall be determined by dividing the interest payment due by the average market price of one share of the Company's common stock for the twenty trading days immediately preceding the interest payment date. Interest is payable semi-annually commencing on January 1, 2000. The EXCO Note matures on July 1, 2004 at which time all of the unpaid principal is due and payable.

     Beginning on July 1, 2000 and continuing until the payment in full of the EXCO Note, EXCO, at its option, may convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company's common stock for $1.50 per share, subject to adjustment in certain events. On or before December 15, 1999, the Company is required to obtain approval of its stockholders (as required by the rules of the Nasdaq SmallCap Market) of the issuance of the Company's common stock which may be issued upon the conversion of principal or accrued interest under the terms of the EXCO Note. In the event the Company is unable to obtain such stockholder approval, the Company would be required to prepay $3 million of the EXCO Note plus accrued interest thereon. (The Company is currently authorized to issue shares of its common stock upon conversion of up to $4 million of the principal of the EXCO Note without such stockholder approval; accordingly the $3 million mandatory prepayment equates to the principal amount EXCO would not be able to convert to the Company's common stock if stockholder approval was not obtained.) Alternatively, the Company may elect to transfer membership interests in EXUS held by the Company equal to 21.43% of the aggregate outstanding interests of EXUS (this approximates 3/7 of the Company's equity interest in EXUS) in exchange for a cancellation of $3 million of principal owed under the EXCO Note.

     The EXCO Note also requires a mandatory prepayment of principal equal to 50% of the net proceeds of each equity issuance by the Company on or after June 30, 1999 (excluding the first $5 million of aggregate net proceeds of all equity issuances after June 30, 1999). The Company may also voluntarily prepay any or all of the EXCO Note (subject to a prepayment penalty of 3.57% of the principal prepaid for any prepayment occurring on or prior to July 1, 2000).

     The EXCO Note contains other customary terms including certain representations, affirmative covenants (such as conduct of the Company business, reports to EXCO, compliance with laws), negative covenants (including no purchase or redemption of the Company's common stock and no sale, transfer, mortgage or pledge of the collateral securing the EXCO Note), and events of default (including failure to pay principal or interest as required, violation of covenants in the EXCO Note, bankruptcy, change of control of the Company or default under the Company's secured credit facility). An event of default would also occur if the Company is unable to obtain stockholder approval, and if the Company is in default under its revolving credit agreement. As discussed above under Wells Fargo Bank Revolving Credit, the Company is not in compliance with two financial covenants under the revolving credit agreement but has received a waiver to September 30, 1999. If the Company fails to be in compliance by September 30, 1999, or fails to obtain an extension of the waiver, it would constitute an event of default under the EXCO note.

     The shares which may be issued under the terms of the EXCO Note are subject to a Registration Rights Agreement dated June 30, 1999. The Registration Rights Agreement requires the Company to register with the Securities Exchange Commission 10,133,333 shares of the Company's common stock that may be issuable to EXCO under the EXCO Note for resale by EXCO from time to time. The 10,133,333 shares represent (i) 5,333,333 shares that would be issued if EXCO were to convert $8 million of principal under the EXCO Note at $1.50 per share and (ii) 4,800,000 shares assuming the Company were to elect to pay all interest accruing on $8 million principal of the EXCO Note at an assumed market price of $1.00 per share. The Registration Rights Agreement provides that a registration statement must be filed with the SEC by September 28, 1999 and effective on or prior to the 120th day following the first issuance of any shares under the EXCO Note (which 120 day period may be extended to 210 days if the Company has timely complied with its covenants under the Registration Rights Agreement, but the registration statement is still under review by the Securities and Exchange Commission). The Registration Rights Agreement contains other customary terms and provisions including indemnification for certain liabilities under applicable securities laws. A breach of the agreement would constitute an event of default under the EXCO Note.

     The EXCO Note was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Common stock issued on conversion or in lieu of cash interest payments under the Subordinated Notes has been and will be issued in the same manner. As a result, the transfers of such securities are restricted.

NationsBank, N.A. Credit Facility

     On June 30, 1999, EXUS entered into a credit facility with NationsBank, N.A. as administrative agent and lender. The credit facility, which matures on June 30, 2002, provides for borrowings up to $50 million, subject to borrowing base limitations. The bank has sole discretion to determine the borrowing base based on its valuation of EXUS' reserves, which are to be valued semi-annually.

     The credit facility consists of a regular revolver, which on July 15, 1999, had a borrowing base of $19.5 million. At July 15, 1999, EXUS had approximately $5.5 million available for borrowing under the credit facility. A portion of the borrowing base is available for the issuance of letters of credit. The next borrowing base redetermination is scheduled for January 1,

2000, and on or about each April 30 and October 31, thereafter. All borrowings under the credit facility are secured by a first lien mortgage providing a security interest in substantially all assets owned by EXUS, including all mineral interests.

     The credit facility provides that if the aggregate outstanding indebtedness of EXUS is less than 75% of the borrowing base, then advances will bear interest at 1.5% over LIBOR. If the borrowing base usage equals or exceeds 75%, then advances will bear interest at 1.75% over LIBOR.

     Under the terms of the credit facility, EXUS must not permit the ratio of its consolidated current assets to its consolidated current liabilities to be less than 1.0 to 1.0 at any time. Furthermore, EXUS must not incur or pay general and administrative expenses in an aggregate amount exceeding $100,000 during the period from June 30, 1999 through December 31, 1999, or $200,000 during any fiscal year thereafter. On July 15, 1999, EXUS was in compliance with both the current ratio covenant and the general and administrative expense covenant. The Company and EXCO have each fully guaranteed the credit facility. The Company's guarantee is subordinate to its obligations under the Wells Fargo Bank revolving credit agreement.

     Commencing on September 25, 1999 and continuing each month thereafter until maturity, EXUS shall make mandatory payments on the credit facility in an amount equal to 50% of EXUS' net revenues (as defined in the credit facility) for the immediately preceding calendar month. Each such payment shall be applied first to accrued but unpaid interest and then to principal.

7.  Shareholders' Equity

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

     Effective March 1, 1999, the Compensation Committee of the Board of Directors of the Company approved the issuance of stock options to all employees and certain consultants to offset the impact of mandatory temporary salary reductions which took effect on that date. The Company has granted 250,000 stock options at fair market value exercise price to offset the salary reductions through August 1, 1999. The stock options vest ratably over the period March 15, 1999 through August 1, 1999. Employees and consultants have vested in 248,262 options through August 1, 1999. The terms of these stock options are the same as the terms of the stock options granted on March 1, 1998, except for the exercise price, which is equal to the fair value of the Company's stock on date of grant. During the six month period ended June 30, 1999, the Company expensed $5,000 related to stock options granted constultants.

     With certain exceptions, the exercise price for the options is $1.1191, and the term of the options is ten years. The exceptions apply to 91,888 options granted to E. L. Ames, Jr., John Y. Ames, and Eugene L. Ames III, and the exercise price for their options is $1.231, and their term is five years.

8.  Accounting for Income Taxes

     No provision for income taxes has been recorded for the periods ended June 30, 1999 and 1998 due to the losses recorded by the Company.


9.  Commitments and Contingencies

     The Company is not involved in any claims or legal proceedings.

10. Liquidity

     The Company has incurred significant losses over the past three years. In addition, the Company has incurred significant indebtedness, and at June 30, 1999, was not in compliance with the tangible net worth and current ratio requirements of the revolving credit agreement (see "Wells Fargo Bank Revolving Credit" under note 6). Those requirements have been waived by the lender through September 30, 1999. If those events of non-compliance are not cured, the lender could elect, subsequent to the period waived, to declare all amounts borrowed under the credit agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets(excluding the Company's equity interest in EXUS, which interest secures the EXCO note; the Company's undivided 50% interest in EXUS' assets secure EXUS' credit facility. Given the Company's diminished cash resources, lack of borrowing capacity under its credit agreement, losses incurred over the past three years, and non-compliance with the financial covenants of the revolving credit agreement, there is doubt about the Company's ability to continue as a going concern. The Company's independent auditors report dated April 7, 1999, on the Company's year-end financial statements for 1998 indicated that there was substantial doubt about the Company's ability to continue as a going concern; however, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     The Company's assets, whether owned directly or indirectly, are predominately real property rights and intellectual information that the Company has developed regarding those properties and other geographical areas that the Company is studying for oil and gas exploration and development. The market for those types of properties fluctuates and can be very small. Therefore, the Company's assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than what the Company believes the properties are worth. That lack of liquidity can have materially adverse effects on strategic plans, normal operations and credit facilities. In addition, issuance of indebtedness or preferred stock could be costly and dilutive to stockholders.

     For the medium and longer terms, the Company is working on a number of alternatives that it believes will address its credit agreement requirements and future liquidity and financing needs if it successfully completes various combinations of those alternatives. The alternatives include merger, sales of assets, farmouts or other partnering arrangements on selected properties, and issuance of indebtedness or equity capital. There can be no assurance that the Company will be successful in its efforts.

     The Company has made some progress in pursuing these alternatives. During the first quarter of 1999 the Company sold non-core properties for $2,597,000 in cash which allowed the Company to repay debt of $1,670,000. As discussed in note 4, on June 30, 1999 the Company acquired an interest in the Jackson Parish Properties. The Company expects that as a result of the acquisition, revenues will increase by over 100% beginning in July 1999. While the Company expects to have operating losses until development wells are drilled and successfully completed, it does expect to generate positive operating cash flow, after required debt service, beginning with July 1999 operations. However, cash flows generated by the Jackson Parish Properties may not be immediately available to the Company. As discussed in note 6, during the quarter ending June 30, 1999, the Company issued Subordinated Notes in the principal amount of $1,000,000 for net proceeds of $975,000 and the EXCO Note. Finally, increases in oil and gas prices subsequent to June 30, 1999, and cost reduction measures (see "Results of Operations" below), which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are expected to improve the Company's cash flow after June 30, 1999.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Overview

     The Company explores for oil and gas reserves in horizons that have no history of production, and uses advanced geoscience technology to do so. The Company participates in such high-risk projects because they provide opportunities for the discovery of new and substantial oil and gas reserves and rapid growth in asset values. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, the Company attempts to maintain an inventory of many exploratory prospect leads from which drilling prospects are confirmed and generated. The Company obtains financing for a large portion of the exploration costs through sale to oil and gas industry co-venturers of working interest in prospects originated by the Company.

     Because of the decline in oil prices in 1998 and the reduction of capital available for exploration budgets, both for the oil and gas industry in general and for the Company specifically, the Company has reduced exploration activity and will work only selected prospects believed to have extraordinary merit (lower degree of geological and engineering risk relative to the net expected value) during this period of low availability of exploration capital.

     In addition to exploring for new oil and gas reserves in previously undiscovered fields, the Company also uses advanced geoscience technology to exploit and to develop oil and gas reserves in currently producing fields. The fields being exploited or developed consist of fields discovered by the Company or fields discovered by others but that the Company believes are not fully developed. The Company conducts active exploitation and development activities in 10 different fields in Texas and Oklahoma. The Company's working interest in those fields varies in size from 2.5% to 100%, and the Company operates the wells in 9 of the 10 active fields. During this period of reduced availability of capital, the Company will concentrate its drilling budget on drilling field exploitation wells.

     The Company continues to seek strategic producing property acquisitions that offer near-term production and longer-term development and exploration opportunities that can be investigated through the application of advanced technology by the Company's exploration team. The Company seeks to accomplish strategic acquisitions of producing assets with development and exploratory potential through strategic alliances with other oil and gas companies. An example of such an alliance is the Company's origination and participation in the recent acquisition of the properties in Jackson Parish, Louisiana "Jackson Parish Properties". Those properties were purchased by a joint venture with EXCO Resources, Inc., which arranged for 100% of the financing for the acquisition. The Company may also sell non-strategic properties as a part of its effort to concentrate on its focus areas.

Liquidity and Capital Resources

(a)  Liquidity

     At June 30, 1999, the Company had a working capital deficit of $4,132,000 compared with a deficit of $6,624,000 at December 31, 1998, an increase in working capital of $2,492,000. This increase is primarily attributable to the $1,670,000 repayment of current debt with proceeds from the sale of long term assets during the six-month period ended June 30, 1999. Net proceeds of $975,000 from the issuance of the Subordinated Notes also contributed to the increase in working capital.

     Net cash used in operating activities during the six months ended June 30, 1999, was $1,365,000, whereas $1,012,000 was used in operating activities for the same six-month period in 1998. Of the $353,000 increase in net cash used in operating activities, $272,000 is due to routine net changes in operating assets and liabilities. The remaining $81,000 is due to a $421,000 reduction in revenue net of production expense, net increase in other income and expenses of $79,000 which were offset by reductions in general and administrative expense of $419,000 (see "Results of Operations" below). During the first six months of 1999, the Company realized a net loss of $668,000. This compares with a net loss of $4,208,000 for the first six months of 1998. These losses include non-cash expenses (impairments, depreciation, depletion and amortization, and compensation expense for restricted stock and stock options) totaling $424,000 in 1999 and $3,241,000 in 1998. The 1999 loss reflects a gain of $804,000 from the sale of long term assets.

     During the first six months of 1999 the Company incurred capital expenditures on oil and gas properties of $14,057,000 and received proceeds from the sale of property and equipment of $2,597,000. During the same period in 1998, the Company had capital expenditures of $2,278,000 and received proceeds of $11,000 from the sale of property and equipment. Capital expenditures in 1999 include $13,824,000 attributable to the acquisition of the Jackson Parish Properties.

     For the six months ended June 30, 1999, $13,137,000 was provided by financing activities consisting of $15,025,000 from issuance of long-term debt less $1,888,000 of repayments and deferred financing costs. This compares with $3,204,000 provided by financing activities for the six-month period ended June 30, 1998 from the issuance of $3,286,000 in long-term debt offset by repayments and deferred financing costs of $82,000. Debt issuance related to the acquisition of the Jackson Parish Properties totaled $14,000,000 in 1999.

     The Company has incurred significant losses over the past three years. In addition, the Company has incurred significant indebtedness, and at June 30, 1999, was not in compliance with the tangible net worth and current ratio requirements of the revolving credit agreement (see "Wells Fargo Bank Revolving Credit" in note 6 to Item 1). Those requirements have been waived by the lender through September 30, 1999. If the Company is unable to cure the waived defaults by that time, the lender could elect, subsequent to the period waived, to declare all amounts borrowed under the revolving credit agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets (excluding the Company's equity interest in Exus, which interest secures the EXCO Note; the Company's undivided 50% interest in EXUS' assets secure EXUS' credit facility. Given the Company's diminished cash resources, lack of borrowing capacity under its credit agreement, losses incurred over the past three years, and non-compliance with the financial covenants of the credit agreement, there is doubt about the Company's ability to continue as a going concern. The Company's independent auditors' report dated April 7, 1999, on the Company's year-end financial statements for 1998 indicated that there was substantial doubt about the Company's ability to continue as a going concern; however, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

     The Company's assets, whether owned directly or indirectly, are predominately real property rights and intellectual information that the Company has developed regarding those properties and other geographical areas that the Company is studying for oil and gas exploration and development. The market for those types of properties fluctuates and can be very small. Therefore, the Company's assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than what the Company believes the properties are worth. That lack of liquidity can have materially adverse effects on strategic plans, normal operations and credit facilities. In addition, issuance of indebtedness or preferred stock could be costly and dilutive to stockholders.

     For the medium and longer terms, the Company is working on a number of alternatives that it believes will address its credit agreement requirements and future liquidity and financing needs if it successfully completes various combinations of those alternatives. The alternatives include merger, sales of assets, farmouts or other partnering arrangements on selected properties, and issuance of indebtedness or equity capital. There can be no assurance that the Company will be successful in its efforts.

     The Company has made some progress in pursuing these alternatives. During the first quarter of 1999 the Company sold non-core properties for $2,586,000 in cash, which allowed the Company to repay debt of $1,670,000. As discussed in the overview of this Item 2, on June 30, 1999 the Company acquired an interest in the Jackson Parish Properties. The Company expects that as a result of the acquisition, revenues will increase by over 100% beginning in July 1999. While the Company expects to have operating losses until development wells are drilled and successfully completed, it does expect to generate positive operating cash flow, after required debt service, beginning with July 1999 operations. However, cash flows generated by Exus may not be immediately available to the Company. During the quarter ended June 30, 1999, the Company issued 7% convertible subordinated notes in the principal amount of $1,000,000 for net proceeds of $975,000. Finally, increases in oil and gas prices subsequent to June 30, 1999, and cost reduction measures (see "Results of Operations" below), which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are expected to improve the Company's cash flow after June 30, 1999.

(b)      Capital Resources

     The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for the remainder of 1999 are budgeted at approximately $2.2 million. Funding is not currently available for the 1999 budget, and as a result, the Company may elect to reduce its interest through sales, farmouts or other transactions in certain wells or seismic projects or to include those wells or projects in a joint venture with industry participants, in which event the Company's capital investment and upside potential would be lower.

     The Company's credit facility, among other matters, contains covenants which limit the Company's ability to incur additional indebtedness and restrict payments of dividends. Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth, and as mentioned above, as of June 30, 1999, the Company was not in compliance with these two covenants. The Company has obtained a waiver through September 30, 1999. The Company's ability to obtain future waivers will depend on progress on its plans to raise additional capital through a placement of convertible debt or issuance of equity securities. During the quarter ended June 30, 1999, the Company issued 7% Convertible Subordinated Promissory Notes in the principal amount of $1,000,000 for net proceeds of $975,000. The notes bear interest at 7 percent per annum and are convertible into the Company's common stock at a rate of $1.15 per share (870 shares of common stock for each $1,000 principal amount). For a more detailed description of the Promissory Notes see note 6 to the accompanying financial statements.

     The EXCO Note and the EXUS credit facility, both discussed in note 6 to
Item 1, also provide direct and indirect capital resources.

(c)      Results of Operations

     Revenues and expenses were lower during 1999 due to the sale of properties, lower oil and gas prices and various cost cutting measures. The variances are addressed in the following paragraphs by significant operating caption.

     As reflected in the following table, oil and gas volumes and average prices decreased in 1999, compared with 1998. The lower prices, the divestiture of properties and decline in production from existing wells significantly impacted the 1999 periods.

                                                1999                 1998
                                                ----                 ----
                                          Sales      Average    Sales    Average
                                          Volume     Prices     Volume   Prices
                                         -------     -------   -------   -------
         Six Months Ended June 30,
                  Gas (Mcf)              158,994     $ 1.81    285,553   $ 2.25
                  Oil (Bbls)              40,429     $13.09     67,405   $14.80

         Three Months Ended June 30,
                  Gas (Mcf)               71,133     $ 1.88    140,973   $ 2.10
                  Oil (Bbls)              19,266     $15.50     30,244   $13.88


     For 1998 average oil and gas prices reflect the effect of price hedging. The Company only hedged oil and gas volumes as required under a term loan agreement, which is no longer in effect. Volumes for the six month period ended June 30, 1999 include 21,400 Mcf attributable to the properties sold during the same period.

Three Months Ended June 30, 1999 and 1998

     The Company reported a net loss of $557,000 for the quarter ended June 30, 1999, compared to a net loss of $2,742,000 in the same quarter in 1998. The decrease in the loss is due to decreases in production expense ($213,000), exploration expense ($553,000), oil and gas impairments ($1,200,000), depreciation, depletion, and amortization (DDA) ($167,000), general and administrative expenses ($325,000), and interest expense

($30,000). These decreases in expenses were slightly offset by decreases in oil and gas revenues ($289,000).

     For the second quarter of 1999, oil and gas revenues decreased by $289,000. The decrease is due to the sale of properties which resulted in a decrease in revenue of $88,000, and a decline in production rates in the remaining properties resulted in a decrease of $217,000. Improvement in oil prices had a $16,000 positive impact on revenues. The decline in production rates was caused by normal depletion and falling production on marginal wells as maintenance and repair operations were deferred.

     Production expense decreased by $213,000 due to the sale of properties ($34,000) and reduced operating costs ($179,000) as a result of reduced maintenance and repair operations on marginal wells and lower workover operations (plugging back wells in an attempt to establish production in a shallower zone, stimulating formations, and repairing down hole equipment). Production expense averaged $0.98 per mcfe during the three month period ended June 30, 1999, compared to $1.23 per mcfe for the same period in 1998.

     Exploration expense decreased by $553,000. A decrease in dry holes expenses accounted for $494,000 of the decrease, employee costs decreased by $43,000 due to terminated employees, and the balance of the decrease is due to reduced exploration activities.

     Impairment of oil and gas properties decreased by $1,200,000. The decline is a result of rising product prices during the current quarter as opposed to falling prices during the 1998 period.

     Depreciation, depletion and amortization decreased by $167,000 due to the sale of properties ($17,600), the decline in production rates ($101,100), and the lower cost basis in the properties due to the impairments recorded in 1998 ($48,300).

     General and administrative expense decreased by $325,000. The reduction of office personnel in the fourth quarter of 1998 and the first quarter of 1999, along with mandatory temporary salary reductions that were in force during the quarter, contributed $145,000 to the decrease. Accounting services decreased by $58,000 due to the accounting function being performed entirely in-house whereas a portion had been outsourced in the prior year. Other expense reductions resulted from the cost reductions instituted in the first quarter.

     Interest expense decreased by $30,000 due to a lower average loan balance outstanding of $4,238,100 during the second quarter of 1999, as compared to $4,617,971 during the second quarter of 1998 which resulted in a savings of $11,000. In addition, deferred loan costs decreased by $19,000 during the current quarter as a result of the early extinguishment of debt during the fourth quarter of 1998.

Six Months Ended June 30, 1999 and 1998

     The Company reported a net loss of $668,000 for the six months ended June 30, 1999, compared to last year's net loss of $4,208,000. The $3,540,000 decrease is attributable to the gain from the sale of properties ($794,000), decreases in production expense ($424,000), exploration expense ($454,000), oil and gas impairments ($1,915,000), DDA ($386,000), general and administrative expenses ($419,000), interest expense ($7,000). These decreases in expenses were offset by a reduction in interest and other income ($14,000) and oil and gas revenues ($845,000).

     For the first six months of 1999, oil and gas revenues decreased by $845,000. The decrease is due to the following: the decline in product prices resulted in a decrease in revenue of $139,000, while the sale of properties resulted in a decrease in revenue of $144,000 and a decline in production rates resulted in a decrease in revenue of $562,000. The decline in production rates was caused by normal depletion and falling production on marginal wells as maintenance and repair operations were deferred.

     Production expense decreased by $424,000 due to the sale of properties ($59,000) and reduced operating costs ($365,000) as a result of reduced maintenance and repair operations on marginal wells and lower workover operations (plugging back wells in an attempt to establish production in a shallower zone, stimulating formations, and repairing down hole equipment). Production expense averaged $1.03 per mcfe during the six month period ended June 30, 1999, compared to $1.21 per mcfe for the same period in 1998.

     Exploration expense decreased by $454,000. Dry holes expenses accounted for $494,000 of the decrease offset by the acquisition of 3-D seismic data of $37,500.

     Impairment of oil and gas properties decreased by $1,915,000. The decline is a result of rising product prices during the current quarter as opposed to falling prices during the comparable 1998 period.

     Depreciation, depletion and amortization decreased by $386,000 due to the sale of properties ($27,600), the decline in production rates ($232,600), and the lower cost basis in the properties due to the impairments recorded in 1998 ($125,800).

     General and administrative expense decreased by $419,000. The reduction of office personnel in the fourth quarter of 1998 and the first quarter of 1999, along with mandatory temporary salary reductions that were in force during the quarter, contributed $242,000 to the decrease. Accounting services decreased by $71,000 due to the accounting function being performed entirely in-house. Other expense reductions resulted from the cost reductions instituted in the first quarter.

     Interest expense decreased by $7,000 due to a decrease in deferred loan costs of $39,000 as the result of the early extinguishment of debt during the fourth quarter of 1998. This was offset by an increase in interest expense of $32,000 as a result of a higher average loan balance outstanding of $4,319,000 during the first six months of 1999, as compared to $3,965,000 during the same period of 1998.

YEAR 2000 COMPLIANCE

     The following information on Year 2000 compliance contains forward-looking statements and should be read in conjunction with the Company's disclosures under the heading "Forward-Looking Statements." The disclosures also constitute a "Year 2000 Readiness Disclosure" and "Year 2000 Statement" within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.


     The "Year 2000 problem" arises because some computer systems and programs were designed to handle only a two-digit year, not a four-digit year. When the year 2000 begins, these computers may interpret "00" as the year 1900 (e.g., 1998 is seen as "98") and either stop processing date-related computations or will process them incorrectly.

     The potential issues include:

     (1) Hardware -- An outside computer consultant has certified computers at the Company's headquarters as being Y2K complaint.

     (2) Software -- An internal survey has been conducted of the Company's software and information systems critical to the Company's operations. Based on certifications by its software information vendors, the Company believes that the Year 2000 issues directly related to computers, software and information systems will not have a material impact on the Company's business or financial position.

     (3) Third parties -- With respect to its major vendors, purchasers of products, customers and service providers, the Company mailed more than 500 questionnaires to assist in an assessment of whether they will be Year 2000 compliant. The Company has evaluated those questionnaires, and that evaluation indicates the third parties are, or will be, compliant by the end of the year.

     (4) Field Operations -- As an operator of oil and gas properties, the Company is conducting an analysis of the operational issues and costs that would result from a failure caused by a Year 2000 event. A contingency plan has not been developed for dealing with the worst case scenario. The Company plans to complete such analysis and contingency planning by September 30, 1999.

     The Company is expensing as incurred all costs related to the assessment and remediation of the Year 2000 issue. These costs are being funded through operating cash flow and are not expected to exceed $25,000 and are not material to the Company's consolidated financial condition or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for financial statements for periods beginning after June 15, 2000. The Company believes that SFAS No. 133 will not have a material impact on its financial statements and disclosures.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and reference is made to the information contained there. Since December 31, 1998, as discussed in notes 4 and 6 in the accompanying unaudited financial statements, debt subject to floating market interest rates has increased significantly.

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     For discussion of the sale of promissory notes that are convertible into the Company's common stock see note 6 to the unaudited consolidated financial statements.

Item 5.  OTHER INFORMATION

(a)  NASDAQ Market Listing

     The Company was notified that it is not in compliance with NASDAQ SmallCap Market listing requirements because the Company's tangible net assets are below the $2 million minimum. Failure to achieve compliance would result in the Company's common stock being delisted and no longer eligible to trade on that market. The Company is currently in discussions with NASDAQ about its plans to achieve compliance, and the Company is taking actions that, if successful, the Company believes will bring it into compliance before an actual delisting occurs.

(b)  Delay In Annual Meeting

     We expect the 1999 Annual Meeting of Shareholders to be held in November of this year. Since that will be later in the year than the 1998 annual shareholder meeting was held, we will allow shareholder proposals for inclusion into the proxy statement for the 1999 annual meeting to be submitted through August 27, 1999. Proposals submitted after that date will be considered to be untimely.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         4.1      Form of Salary Reduction Stock Option Agreement

        10.1 Seventh Amendment to Second Amended and Restate Loan Agreement dated June 30, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

        10.2 Subordination Agreement June 30, 1999, between Wells Fargo Bank (Texas), N.A. and EXCO Resources, Inc.

        10.3 Intercreditor and Subordination Agreement dated June 30, 1999, between NationsBank, N.A. and Wells Fargo Bank (Texas), N.A.

        10.4      Form of 7% Convertible Subordinated Note and List of
                  Purchasers.

        10.5 Form of Registration Rights Agreement executed in conjunction with 7% Convertible Subordinated Notes

        27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     Form 8-K dated June 30, regarding the acquisition of the Jackson Parish Properties.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VENUS EXPLORATION, INC.

         Dated:  August 23, 1999            BY:  /S/ EUGENE L. AMES, JR.
                                               ---------------------------------
                                                     Eugene L. Ames, Jr.
                                            (Chief Executive Officer)




         Dated:  August 23, 1999            BY:  /S/ PATRICK A. GARCIA
                                               ---------------------------------
                                                     Patrick A. Garcia
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


     Exhibit No.                  Description
     -----------                  -----------
         4.1      Form of Salary Reduction Stock Option Agreement

        10.1 Seventh Amendment to Second Amended and Restate Loan Agreement dated June 30, 1999 by and between Venus Exploration, Inc. and
                  Wells Fargo Bank (Texas), N.A.

        10.2      Subordination Agreement June 30, 1999, between Wells Fargo
                  Bank (Texas), N.A. and EXCO Resources, Inc.

        10.3 Intercreditor and Subordination Agreement dated June 30, 1999, between NationsBank, N.A. and Wells Fargo Bank (Texas), N.A.

        10.4      Form of 7% Convertible Subordinated Note and List of
                  Purchasers.

        10.5 Form of Registration Rights Agreement executed in conjunction with 7% Convertible Subordinated Notes

        27.1      Financial Data Schedule