Form 10-Q
period 1999-09-30
VENUS EXPLORATION INC
filed 1999-11-22
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ___________________

                        Commission file number 0-14334

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

Yes  [X]   No  [ ]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding at November 12, 1999
                   -----                  --------------------------------
        Common Stock $.01 par value              11,055,285 shares

                     VENUS EXPLORATION, INC. AND SUBSIDIARY


                                      INDEX

                                                                                      PAGE
                                                                                      ----
         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                           (a) Consolidated Balance Sheets as of                        3
                                September 30, 1999 and December 31, 1998

                           (b) Consolidated Statements of Operations for                4
                                the three-month periods ended September 30,
                                1999 and 1998

                           (c) Consolidated Statements of Operations for                5
                                the nine-month periods ended September 30, 1999
                                and 1998

                           (d) Consolidated Statements of Cash Flows                    6
                                for the nine-month periods ended
                                September 30, 1999 and 1998

                           (e) Notes to Consolidated Financial Statements               7

         Item 2.   - Management's Discussion and Analysis of Financial                 15
                           Condition and Results of Operations

         Item 3.   - Quantitative and Qualitative Disclosures About                    23
                           Market Risk

         PART II.  - OTHER INFORMATION

         Item 2.   - Changes in Securities and Use of Proceeds                         24

         Item 5.   - Other Information                                                 24

         Item 6.   - Exhibits and Reports on Form 8-K                                  24

         Signatures                                                                    25

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                             September 30,  December 31,
                                                                 1999           1998
                                                              (Unaudited)
                                                                --------      --------
                                                                   (In thousands)
ASSETS
   CURRENT ASSETS
         Cash and equivalents                                   $    187      $    126
         Trade accounts receivable and other                         822           492
                                                                --------      --------
                  TOTAL CURRENT ASSETS                             1,009           618

   OIL AND GAS PROPERTIES AND EQUIPMENT,
         net (successful efforts method), at cost                  4,454         6,399

   OTHER PROPERTY AND EQUIPMENT, net                                 159           238

   INVESTMENT IN EXUS Energy, LLC                                  7,224            --

   DEFERRED FINANCING COSTS, at cost less
         accumulated amortization                                     13            19

   OTHER ASSETS, at cost less accumulated amortization                99           122
                                                                --------      --------
                  TOTAL ASSETS                                  $ 12,958      $  7,396
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Trade accounts payable                                 $  1,583      $  1,269
         Other liabilities                                           519           433
         Revolving credit agreement                                3,847         5,540
                                                                --------      --------
                  TOTAL CURRENT LIABILITIES                        5,949         7,242

   LONG-TERM DEBT                                                  8,000            --

   OTHER LONG-TERM LIABILITIES                                        55            23
                                                                --------      --------
                  TOTAL LIABILITIES                               14,004         7,265
                                                                --------      --------


     SHAREHOLDERS' EQUITY (DEFICIT)
         Preferred stock, par value of $0.01;
            5,000,000 shares authorized; none issued                  --            --
         Common stock, par value of $0.01;
            30,000,000 shares authorized;
            11,042,823 and 10,971,325 shares
            issued and outstanding as of September 30, 1999
            and December 31,1998, respectively                       110           110
         Additional paid-in capital                               17,301        17,209
         Retained earnings (deficit)                             (18,298)      (16,944)
         Unearned compensation - restricted stock                   (159)         (244)
                                                                --------      --------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              (1,046)          131
                                                                --------      --------

                                                                $ 12,958      $  7,396
                                                                ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                            1999          1998
                                                          --------      --------
                                                             (In thousands,
                                                          except per share data)
OIL AND GAS REVENUES                                      $    644      $    659
                                                          --------      --------
EXPENSES
     Production expense                                        297           311
     Exploration expense, including dry holes                   97           222
     Depreciation, depletion and amortization                  132           229
     General and administrative                                533           814
                                                          --------      --------
         Total expenses                                      1,059         1,576
                                                          --------      --------
Operating profit (loss)                                       (415)         (917)
                                                          --------      --------

OTHER INCOME (EXPENSE)
     Interest expense                                         (331)         (184)
     Equity in net earnings from EXUS Energy, LLC              278            --
     Gain (loss) on sale of assets                            (220)           (5)
     Interest and other income, net                              2             8
                                                          --------      --------
                                                              (271)         (181)
                                                          --------      --------

         Net earnings (loss)                              $   (686)     $ (1,098)
                                                          ========      ========

Earnings (loss) per share,
     Basic and diluted                                    $ ( 0.06)     $  (0.11)
                                                          ========      ========

 Common shares and equivalents outstanding,
      Basic and diluted                                     11,026         9,860
                                                          ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                            1999          1998
                                                          --------      --------
                                                              (In thousands,
                                                          except per share data)
OIL AND GAS REVENUES                                      $  1,463      $  2,323
                                                          --------      --------
EXPENSES
     Production expense                                        710         1,148
     Exploration expense, including dry holes                  458         1,037
     Impairment of oil and gas properties                       --         1,915
     Depreciation, depletion and amortization                  368           851
     General and administrative                              1,602         2,302
                                                          --------      --------
         Total expenses                                      3,138         7,253
                                                          --------      --------
Operating profit (loss)                                     (1,675)       (4,930)
                                                          --------      --------

OTHER INCOME (EXPENSE)
     Interest expense                                         (551)         (411)
     Equity in net earnings from EXUS Energy, LLC              278            --
     Gain (loss) on sale of assets                             584             5
     Interest and other income, net                             10            30
                                                          --------      --------
                                                               321          (376)
                                                          --------      --------

         Net earnings (loss)                              $ (1,354)     $ (5,306)
                                                          ========      ========

Earnings (loss) per share
   Basic and diluted                                      $  (0.12)     $  (0.54)
                                                          ========      ========

Common shares and equivalents outstanding,
   Basic and diluted                                        10,997         9,827
                                                          ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  1999         1998
                                                                 -------      -------
                                                                    (In thousands)
OPERATING ACTIVITIES
     Net earnings (loss)                                         $(1,354)     $(5,306)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in net earnings from EXUS Energy, LLC               (278)          --
         Depreciation, depletion and amortization                    491        1,018
         Impairments, abandoned leases and dry hole costs             19        2,440
         Gain on sale of property and equipment                     (584)          (5)
         Compensation expense for restricted stock,
           stock options and stock granted                           150          133
         Interest expense paid with common stock                      27           --
         Deferred interest expense on EXCO Note                       35           --

         Change in operating assets and liabilities:
           Decrease (increase) in trade accounts
             receivable and other                                   (329)       1,539
           Increase (decrease) in trade accounts payable             314       (2,054)
           Increase in advances from interest
             owners                                                   --            8
           Increase (decrease) in other liabilities                   85         (141)
                                                                 -------      -------

Net cash (used in) operating activities                           (1,424)      (2,368)
                                                                 -------      -------

INVESTING ACTIVITIES
     Capital expenditures                                           (468)      (2,876)
     Investment in EXUS Energy, LLC                               (6,946)          --
     Net proceeds from sales of property and equipment             2,616           51
                                                                 -------      -------

Net cash (used in) investing activities                           (4,798)      (2,825)
                                                                 -------      -------

FINANCING ACTIVITIES
     Net proceeds from issuance of long-term debt
       and revolving credit agreement                              8,200        4,812
     Proceeds from options exercised                                  --           21
     Principal payments on long-term debt                         (1,896)         (68)
     Deferred financing costs                                        (21)         (51)
                                                                 -------      -------

Net cash provided by financing activities                          6,283        4,714
                                                                 -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           61         (479)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          126          682
                                                                 -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD                            $   187      $   203
                                                                 =======      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Three Months And Nine Months Ended September 30, 1999 and 1998


1.  Organization

    Venus Exploration, Inc. (the "Company") is a Delaware Corporation primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties and production in nine states.


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

    In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the unaudited consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

    For a description of the accounting policies followed by the Company, refer to the notes to the 1998 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company had previously reported that it expected to account for its investment in EXUS Energy, LLC (EXUS) under the proportional consolidation method of accounting. Under proportional consolidation the Company would have reported its 50% share of EXUS' assets, liabilities, revenues, and expenses. The Company is now actually reporting its investment in EXUS under the equity method of accounting. Under the equity method the Company reports its net investment in EXUS on the Consolidated Balance Sheet, (the Company's share of EXUS assets are netted with the Company's share of EXUS liabilities), and its share of the net earnings of EXUS is reported in Other Income (Expense) in the Statement of Operations.

4.  Investment in EXUS Energy, LLC

    On June 30, 1999, EXUS Energy, LLC, a Delaware limited liability company ("EXUS"), owned 50% by the Company and 50% by EXCO Resources, Inc.("EXCO") completed the acquisition from Apache Corporation of oil and natural gas properties located in Jackson Parish, Louisiana (the "Jackson Parish Properties"). EXCO is a publicly-held oil and gas company based in Dallas, Texas. The Jackson Parish Properties include 17 gross (14.25 net) producing wells. EXCO is the named operator of the Jackson Parish Properties and assumed operations of all 17 wells acquired in the transaction. The Jackson Parish Properties include 6,411 gross (5,672 net) developed acres and 1,532 gross (1,148 net) undeveloped acres. As of April 1, 1999, the Jackson Parish Properties were estimated to contain proved reserves of 2,815 barrels of oil ("Bbls") and 66.5 billion cubic feet ("Bcf") of gas. The purchase price, before closing adjustments, was $28.5 million, and after adjustments (the adjustments principally reflect production since March 1, 1999, the effective date of the acquisition), was $27.6 million cash. The purchase price was funded with $14 million drawn under a new credit facility established by EXUS and $14 million of EXUS equity capital. Of the initial $14 million of EXUS equity capital, $7 million was provided by EXCO from its cash on hand, and $7 million was provided by Venus from borrowed funds. On June 30, 1999, Venus borrowed $7 million from EXCO under the terms of an $8 million Convertible Promissory Note (see note 6).

    The following table reflects the pro forma results of operations as though the Company's investment in EXUS and the related borrowings (see note 6) had occurred on January 1, 1998.

                                                         PRO FORMA
                                                      NINE MONTHS ENDED
                                                        September 30,
                                                  -------------------------
                                                    1999             1998
                                                    ----             ----
                                                    (In thousands, except
                                                       per share data)
                                                         (Unaudited)
Net loss                                          $  (1,508)     $  (5,206)
Basic and diluted loss per share                  $   (0.14)     $   (0.53)

5.  Earnings (loss) Per Share

    Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

    Loss per share for the three month periods ended September 30, 1999 and 1998 are calculated based on 11,026,048 and 9,859,815 weighted average shares outstanding, respectively, and the nine month periods ended September 30, 1999 and 1998 are calculated based on 10,996,641 and 9,826,790 shares outstanding, respectively.

6.  Long-Term Debt

    Long-term debt consists of the following:

                                                    September 30,  December 31,
                                                        1999          1998
                                                       -------       -------
                                                          (In thousands)
Wells Fargo Bank-Revolving Credit
  Due June 30, 2000                                    $ 3,847       $ 5,540
Exco Resources, Inc. Convertible Note
  Due on July 1, 2004                                    7,000            --
7% Convertible Subordinated Notes
  Due March through June 2004                            1,000            --
                                                       -------       -------
                                                        11,847         5,540
Less:  Current maturities of long-term debt              3,847         5,540
                                                       -------       -------
Long-term debt excluding current installments          $ 8,000       $    --
                                                       =======       =======

Wells Fargo Bank Revolving Credit

    In 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are pledged as collateral for the loan. On August 19, 1998, the credit facility was amended resulting in the applicable interest rate becoming the bank's prime lending rate plus one percent. For balances outstanding at September 30, 1999, the interest rate was
9.25 percent.

    A commitment fee of 3/8 of one percent of the undrawn balance is payable quarterly. Interest is payable monthly, and principal payments are required only when the balance outstanding exceeds or is projected to exceed, prior to the next borrowing base redetermination date, the borrowing base. As of September 30, 1999, the borrowing base was $3,870,000 and the amount drawn by the Company was $3,847,000 resulting in an unused borrowing base of $23,000.

    Among other matters, the credit facility contains covenants which limit the Company's ability to incur additional indebtedness and restrict payments of dividends. Under the terms of the credit facility, the Company is required to maintain a current ratio of 1:1 and tangible net worth (as defined) of at least $5,250,000.

    At September 30, 1999, the Company was not in compliance with these covenants. The Company has obtained waivers of these events of non-compliance from the lender through December 31, 1999; however, because of uncertainty regarding the Company's ability to be in compliance with the covenants after December 31, 1999, or to obtain additional waivers, the outstanding balance has been classified as a current liability in the accompanying consolidated balance sheet. If the lender elects, subsequent to the period waived, to declare all amounts borrowed under the credit agreement to be due and payable, the Company's assets could be adversely affected.

    Under the current waiver the Company must apply any excess cash received in the sale of its interest in EXUS (see note 11, Subsequent Events, Sale of Investment in EXUS) to pay down the outstanding balance of the credit facility. Excess cash would be any cash received in excess of paying all obligations related to the Company's investment in EXUS including the EXCO Note (see below), and repayment of the $750,000 Subordinated Debenture.

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

    The Subordinated Notes bear interest at a rate of 7% per annum, or 10% in the event of default. If interest is paid in common stock, the number of shares to be issued is determined by dividing the interest payment due by the market price of one share of the Company's common stock on the last trading day preceding the interest payment date. Interest is payable quarterly beginning on June 30, 1999. The interest due on September 30, 1999 was paid with 13,440 shares of the Company's common stock.

    The Subordinated Notes mature in 2004, at which time all of the unpaid principal is due and payable. The noteholders can convert the debt to the Company's common stock at any time, at a conversion rate of $1.15 per share, the market value of the common stock on the date the terms were agreed to. The conversion price will be adjusted proportionately in cases where the number of the outstanding shares of common stock is changed on a pro rata basis; e.g., stock dividends and stock splits. In addition, the conversion price will be reduced if the Company issues common stock, or securities convertible into common stock, at a price lower that the $1.15 conversion price, as adjusted. In such a case the conversion price will be reduced to the conversion price of the convertible security or the price of the common stock sold.

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

EXCO Resources, Inc. Convertible Note

    On June 30, 1999, the Company borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note (the "EXCO Note") in conjunction with the Company's investment in EXUS (see note 4). The EXCO Note provides for borrowings up to $8 million subject to restrictions on the use of proceeds. The Company drew $7 million under the EXCO Note to fund its capital contribution to EXUS. The EXCO Note provides for additional draws beginning after January 1, 2000 not to exceed $1 million which may be used solely to fund additional capital contributions to EXUS and/or to fund the expenses of one equity issuance. The Company is not permitted to draw any of the $1 million until it has obtained stockholder approval for the issuance of the EXCO Note. All borrowings under the EXCO Note are secured by a first priority lien providing a security interest in the membership interest of the Company in EXUS along with distribution and income rights. The EXCO Note provides that advances will bear interest, which can be paid in cash or, at the Company's election, the Company's common stock, at a rate of 10% from June 30, 1999 through June 30, 2000, with interest increasing 1% per year through June 30, 2004. Advances will bear interest at a rate of 15% after an event of default. If interest is paid in the Company's common stock, the number of shares to be issued shall be determined by dividing the interest payment due by the average market price of one share of the Company's common stock for the twenty trading days immediately preceding the interest payment date. Interest is payable semi-annually commencing on January 1, 2000. The EXCO Note matures on July 1, 2004 at which time all of the unpaid principal is due and payable.

    Beginning on July 1, 2000 and continuing until the payment in full of the EXCO Note, EXCO, at its option, may convert all or any portion of the outstanding principal balance and accrued interest into shares of the Company's common stock for $1.50 per share, subject to adjustment in certain events. On or before November 1, 1999, the Company was required to provide each stockholder entitled to vote at the next annual meeting a proxy statement. On or before December 15, 1999, the Company is required to obtain approval of its stockholders (as required by the rules of the NASDAQ SmallCap Market) of the issuance of the Company's common stock which may be issued upon the conversion of principal or accrued interest under the terms of the EXCO Note. In the event the Company is unable to obtain such stockholder approval by December 31, 1999, the Company would be required to prepay $3 million of the EXCO Note plus accrued interest thereon. (The Company is currently authorized to issue shares of its common stock upon conversion of up to $4 million of the principal of the EXCO Note without such stockholder approval; accordingly the $3 million mandatory prepayment equates to the principal amount EXCO would not be able to convert to the Company's common stock if stockholder approval was not obtained.) Alternatively, the Company may elect to transfer membership interests in EXUS held by the Company equal to 21.43% of the aggregate outstanding interests of EXUS (this approximates 3/7 of the Company's equity interest in EXUS) in exchange for a cancellation of $3 million of principal owed under the EXCO Note. The Company was unable to meet the November 1, 1999 deadline for providing stockholders with a proxy statement because, as discussed in note 9, the Company's proxy statement is currently being reviewed by the Securities and Exchange Commission. However, the Company still expects to obtain stockholder approval by December 31, 1999.

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

    The EXCO Note contains other customary terms including certain representations, affirmative covenants (such as conduct of the Company business, reports to EXCO, compliance with laws), negative covenants (including no purchase or redemption of the Company's common stock and no sale, transfer, mortgage or pledge of the collateral securing the EXCO Note), and events of default (including failure to pay principal or interest as required, violation of covenants in the EXCO Note, bankruptcy, change of control of the Company or default under the Company's secured credit facility). An event of default would also occur if the Company is unable to obtain stockholder approval, and if the Company is in default under its revolving credit agreement. As discussed above under Wells Fargo Bank Revolving Credit, the Company is not in compliance with two financial covenants under the revolving credit agreement but has received a waiver to December 31, 1999. If the Company fails to be in compliance by December 31, 1999, or fails to obtain an extension of the waiver, it would constitute an event of default under the EXCO note.

    The shares which may be issued under the terms of the EXCO Note are subject to a Registration Rights Agreement dated June 30, 1999. The Registration Rights Agreement requires the Company to register with the Securities and Exchange Commission 10,133,333 shares of the Company's common stock that may be issuable to EXCO under the EXCO Note for resale by EXCO from time to time. The 10,133,333 shares represent (i) 5,333,333 shares that would be issued if EXCO were to convert $8 million of principal under the EXCO Note at $1.50 per share and (ii) 4,800,000 shares assuming the Company were to elect to pay all interest accruing on $8 million principal of the EXCO Note at an assumed market price of $1.00 per share. The Registration Rights Agreement provides that a registration statement must be filed with the SEC by September 28, 1999 and effective on or prior to the 120th day following the first issuance of any shares under the EXCO Note (which 120 day period may be extended to 210 days if the Company has timely complied with its covenants under the Registration Rights Agreement, but the registration statement is still under review by the Securities and Exchange Commission). The Registration Rights Agreement contains other customary terms and provisions including indemnification for certain liabilities under applicable securities laws. A breach of the agreement would constitute an event of default under the EXCO Note.

    The EXCO Note was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Common stock issued on conversion or in lieu of cash interest payments under the Subordinated Notes has been and will be issued in the same manner. As a result, the transfers of such securities are restricted.

7.  Shareholders' Equity

    Effective March 1, 1998 the Company awarded, under its existing incentive plan, qualified stock options and restricted stock grants that vest over a three-year period. The qualified stock options were issued to all employees. The restricted stock grants (100,000 shares) were issued at no charge to two key employees who are not officers of the Company. The two key employees are geoscientists who are central to the Company's business of using advanced geoscience technology to explore for oil and gas reserves. The Company believes that these grants, issued during the first year it became publicly traded, is an incentive that aligns the key employees' interest with that of the Company's shareholders. The Company is recognizing compensation expense of $9,375 per month for the value of the restricted stock grants over the vesting period.

    Effective March 1, 1999, the Compensation Committee of the Board of Directors of the Company approved the issuance of stock options to all employees and certain consultants to offset the impact of mandatory temporary salary reductions which took effect on that date. The Company has granted 250,000 stock options at fair market value exercise price to offset the salary reductions through August 1, 1999. The stock options vest ratably over the period March 15, 1999 through August 1, 1999. Employees and consultants have vested in 248,262 options through August 1, 1999. The terms of these stock options are the same as the terms of the stock options granted on March 1, 1998, except for the exercise price, which is equal to the fair value of the Company's stock on date of grant. During the nine month period ended September 30, 1999, the Company expensed $13,000 related to stock options granted consultants.

    With certain exceptions, the exercise price for the options is $1.1191, and the term of the options is ten years. The exceptions apply to 91,888 options granted to E. L. Ames, Jr., John Y. Ames, and Eugene L. Ames III, and the exercise price for their options is $1.231, and their term is five years.

    During the fourth quarter of 1998, management expects to recommend to the Compensation Committee of the Board of Directors that approximately 100,000 stock options be granted to fund employee salary reductions for the period August 1, 1999 through September 30, 1999. In addition, management will recommend granting, subject to shareholder approval, approximately 150,000 stock options to fund employee salary reductions for the period October 1, 1999, through December 31, 1999. Management's recommendation will be that (i) the stock options would be granted at an exercise price equal to the market price of the stock as of the date of grant, and (ii) the terms of the stock options will be similar to the options granted on March 1, 1999.

8.  Accounting for Income Taxes

    No provision for income taxes has been recorded for the periods ended September 30, 1999 and 1998 due to the losses recorded by the Company.

9.  Commitments and Contingencies

    The Company is not involved in any claims or legal proceedings.

    In connection with the Securities and Exchange Commission's review of the Company's proxy statement previously discussed, the Commission is also reviewing the Company's historical financial statements. Although the ultimate resolution of the review is not known, it is not expected to have a material adverse impact on its previously reported results of operations or its financial condition.

10. Liquidity

    The Company has incurred significant losses over the past three years. In addition, the Company has incurred significant indebtedness, and at September 30, 1999, was not in compliance with the tangible net worth and current ratio requirements of the revolving credit agreement (see "Wells Fargo Bank Revolving Credit" under note 6). Those requirements have been waived by the lender through December 31, 1999. If those events of non-compliance are not cured, the lender could elect, subsequent to the period waived, to declare all amounts borrowed under the credit agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets (excluding the Company's equity interest in EXUS, which interest secures the EXCO note; EXUS' assets secures its credit facility). Given the Company's diminished cash resources, lack of borrowing capacity under its credit agreement, losses incurred over the past three years, and non-compliance with the financial covenants of the revolving credit agreement, there is doubt about the Company's ability to continue as a going concern. The Company's independent auditors' report dated April 7, 1999, on the Company's year-end financial statements for 1998 indicated that there was substantial doubt about the Company's ability to continue as a going concern; however, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

    The Company has made some progress in pursuing these alternatives. During the first quarter of 1999 the Company sold non-core properties for $2,597,000 in cash, which allowed the Company to repay debt of $1,670,000. As discussed in note 4, on June 30, 1999 the Company acquired a 50% interest in

EXUS, which acquired an interest in the Jackson Parish Properties. As discussed in Note 11, on November 2, 1999, the Company signed a non-binding letter of intent to sell its investment in EXUS. If the sale is completed in December 1999, the Company expects to record a gain in the fourth quarter of 1999. As discussed in note 6, during the quarter ended June 30, 1999, the Company issued Subordinated Notes in the principal amount of $1,000,000 for net proceeds of $975,000, and it issued the EXCO Note. As discussed in note 11, in October 1999 the Company issued a $750,000 Subordinated Debenture. Finally, increases in oil and gas prices, and the continuation of cost reduction measures, which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are expected to improve the Company's cash flow.

11.  Subsequent Events

Subordinated Debenture

    During October 1999, the chief executive officer of the Company advanced the Company $750,000 in the exchange for a Subordinated Debenture (the "Debenture") issued by the Company. The net proceeds to the Company were approximately $730,000 after legal and other costs associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligations to the debenture holder is unsecured and subordinated to the rights of the Company's bank and other lenders (except for the subordinated note holders who have equal priority) unless those lenders agree otherwise. Interest is payable monthly, in cash, at a rate equal to Frost National Bank prime rate plus 1%. On November 12, 1999, the interest rate was 9.25%.

    If an event of default occurs, the Debenture holder may demand immediate repayment of the principal amount and any accrued but unpaid interest. The Debenture holder will also have all other rights generally allowed by contract and applicable law. Events of default include, among other conditions, a default under other indebtedness or securities.

    The Debenture matures in 2004, at which time all the unpaid principal is due and payable. The Company is obligated to redeem the Debenture if it raises enough cash to do so by either selling its investment in EXUS or selling equity securities. The cash raised by selling EXUS is after repayment of all debt and obligations incurred in connection with the acquisition of the interest.

    The Subordinated Debenture was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As a result, the transfers of such securities are restricted.

Potential Sale of Investment in EXUS

    On November 2, 1999, the Company signed a non-binding letter of intent to sell its investment in EXUS. If the sale is completed in December 1999, the Company expects to record a gain in the fourth quarter of 1999. On April 27, 1999 the Company was notified that it was not in compliance with NASDAQ SmallCap Market listing requirements because the Company's tangible net assets are below the minimum required for a NASDAQ SmallCap listing. On November 12, 1999, the NASDAQ Hearing Review Panel granted the Company a conditional extension until December 31, 1999, to achieve compliance with the tangible net worth requirement. The panel granted the extension because Venus' anticipated gain from selling its interest in EXUS, if realized, is expected to put the Company in compliance with the Nasdaq SmallCap tangible net worth requirement.

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

    The Company continues to seek strategic producing property acquisitions that offer near-term production and longer-term development and exploration opportunities that can be investigated through the application of advanced technology by the Company's exploration team. The Company seeks to accomplish strategic acquisitions of producing assets with development and exploratory potential through strategic alliances with other oil and gas companies. An example of such an alliance is the Company's origination and participation in the recent acquisition by EXUS of the properties in Jackson Parish, Louisiana "Jackson Parish Properties". The Company may also sell non-strategic properties as a part of its effort to concentrate on its focus areas.

Liquidity and Capital Resources

(a)  Liquidity

    At September 30, 1999, the Company had a working capital deficit of $4.9 million compared with a deficit of $6.6 million at December 31, 1998, an increase in working capital of $1.7 million. This increase in working capital is due to an increase in long-term debt of $8.0 million plus $2.6 million in net proceeds from the sale of oil and gas properties offset by capital expenditures of $7.7 million and the operating deficit (before changes in operating assets and liabilities) of $1.2 million.

    Net cash used in operating activities during the nine months ended September 30, 1999, was $1,424,000, whereas $2,368,000 was used in operating activities for the same nine-month period in 1998. Of the $944,000 decrease in net cash used in operating activities, $718,000 is due to routine net changes in operating assets and liabilities. The remaining $494,000 is due to a $422,000 reduction in revenue net of production expense, and a net increase in other income and expense of $217,000 which were offset by reductions in general and administrative expense of $699,000 (see "Results of Operations" below). During the first nine months of 1999, the Company realized a net loss of $1,354,000. This compares with a net loss of $5,306,000 for the first nine months of 1998. These losses include non-cash expenses (impairments, depreciation, depletion and amortization, compensation expense for restricted stock and stock options, interest expense for common stock and deferred interest expense) totaling $722,000 in 1999 and $3,591,000 in 1998. The 1999 loss is net of equity of net earnings from EXUS, and a gain from the sale of long term assets of $584,000 in 1999 and $5,000 in 1998.

    During the first nine months of 1999 the Company incurred capital expenditures on oil and gas properties of $468,000, an investment in EXUS Energy, LLC of $6,946,000 and received proceeds from the sale of property and equipment of $2,616,000. During the same period in 1998, the Company had capital expenditures of $2,876,000 and received proceeds of $51,000 from the sale of property and equipment.

    For the nine months ended September 30, 1999, $6,283,000 was provided by financing activities consisting of $8,200,000 from issuance of long-term debt less $1,917,000 of repayments and deferred financing costs. This compares with $4,714,000 provided by financing activities for the nine-month period ended September 30, 1998 from the issuance of $4,812,000 in long-term debt offset by repayments and deferred financing costs of $119,000. Of the $8,200,000 issuance of long-term debt, $7,000,000 is attributable to the Company's investment in EXUS Energy, LLC.

    The Company has incurred significant losses over the past three years. In addition, the Company has incurred significant indebtedness, and at September 30, 1999, was not in compliance with the tangible net worth and current ratio requirements of the revolving credit agreement (see "Wells Fargo Bank Revolving Credit" in note 6 to Item 1). Those requirements have been waived by the lender through December 31, 1999. If the Company is unable to cure the waived defaults by that time, the lender could elect, subsequent to the period waived, to declare all amounts borrowed under the revolving credit agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets (excluding the Company's equity interest in EXUS, which interest secures the EXCO Note; EXUS' assets secure EXUS' credit facility). Given the Company's diminished cash resources, lack of borrowing capacity under its credit agreement, losses incurred over the past three years, and non-compliance with the financial covenants of the credit agreement, there is doubt about the Company's ability to continue as a going concern. The Company's independent auditors' report dated April 7, 1999, on the Company's year-end financial statements for 1998 indicates that there was substantial doubt about the Company's ability to continue as a going concern; however, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

    The Company has made some progress in pursuing these alternatives. During the first quarter of 1999 the Company sold non-core properties for $2,586,000 in cash, which allowed the Company to repay debt of $1,670,000. As discussed in the overview of this Item 2, on June 30, 1999 the Company acquired an equity interest in EXUS. On November 2, 1999, the Company signed a non-binding letter of intent to sell its investment in EXUS. If the sale is completed in December 1999, the Company expects to record a gain in the fourth quarter 1999. If the sale is completed, the Company expects the EXCO Note would be repaid in full, and to the extent excess funds are available, they will be used to repay first, the Subordinated Debenture and secondly, the Wells Fargo Bank credit facility. To the extent the outstanding balance under the credit facility is reduced, unused borrowing base could become available to fund the company's budget.

    During the three month period ended September 30, 1999, the Company received a $200,000 distribution from EXUS. Under the terms of the EXUS agreement with its lender, EXUS may distribute an additional $100,000 ($50,000 net to Venus' 50% interest) by December 31, 1999 and during calendar year 2000, another $1,050,000 ($525,000 net to Venus' 50% interest) provided funds are available.

    On April 27, 1999 the Company was notified that it was not in compliance with NASDAQ SmallCap Market listing requirements because the Company's tangible net assets are below the minimum required for a NASDAQ SmallCap listing. On November 12, 1999, the NASDAQ Hearing Review Panel granted the Company an extension until December 31, 1999, to achieve compliance with the tangible net worth requirement. The panel granted the extension because Venus' anticipated gain from selling its interest in EXUS, if completed, is expected to put it in compliance with the Nasdaq SmallCap tangible net worth requirement. During the quarter ended June 30, 1999, the Company issued 7% convertible subordinated notes in the principal amount of $1,000,000 for net proceeds of $975,000. Finally, increases in oil and gas prices and cost reduction measures (see "Results of Operations" below), which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, have improved the Company's cash flow.

(b)      Capital Resources

    The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for the nine month period ended June 30, 2000, are budgeted at approximately $1.5 million. Funding is not currently available for budgeted expenditures, and as a result, the Company may elect to reduce its interest through sales, farmouts or other transactions in certain wells or seismic projects or to include those wells or projects in a joint venture with industry participants, in which event the Company's capital investment and upside potential would be lower.

    The Company's credit facility, among other matters, contains covenants which limit the Company's ability to incur additional indebtedness and restrict payments of dividends. Under the terms of the credit facility, the Company is required to maintain specified levels of current ratio and tangible net worth, and as mentioned above, as of September 30, 1999, the Company was not in compliance with these two covenants. The Company has obtained a waiver through September 30, 1999. The Company's ability to obtain future waivers will depend on progress on its plans to raise additional capital through a placement of convertible debt or issuance of equity securities or a sale of properties. During the quarter ended June 30, 1999, the Company issued 7% Convertible Subordinated Promissory Notes in the principal amount of $1,000,000 for net proceeds of $975,000. The notes bear interest at 7 percent per annum and are convertible into the Company's common stock at a rate of $1.15 per share (870 shares of common stock for each $1,000 principal amount). For a more detailed description of the Promissory Notes see note 6 to the accompanying financial statements.

    The EXCO Note and the EXUS credit facility, both discussed in note 6 to Item 1, also provide direct and indirect capital resources.

(c)      Results of Operations

    Revenues and expenses were lower during 1999 due to the sale of properties, lower oil and gas production, various cost cutting measures offset by increasing oil and gas prices. The variances are addressed in the following paragraphs by significant operating caption.

    As reflected in the following table, oil and gas volumes decreased while average prices increased in 1999, compared with 1998. The divestiture of properties and decline in production from existing wells significantly impacted the 1999 periods.

                                                1999                1998
                                                ----                ----
                                          Sales      Average   Sales    Average
                                          Volume     Prices    Volume   Prices
                                          ------     ------    ------   ------
Nine Months Ended September 30,
                  Gas (Mcf)              236,902     $ 2.05   426,246  $ 2.20
                  Oil (Bbls)              63,410     $15.32    98,169  $13.77

Three Months Ended September 30,
                  Gas (Mcf)               77,908     $ 2.56   140,693  $ 2.12
                  Oil (Bbls)              22,981     $19.25    30,764  $11.51

    In addition to the above, Venus's share of production attributable to its equity interest in EXUS totaled 279,217 mcf at an average price of $2.43 per mcf for the three month and nine month periods ended September 30, 1999.

    For 1998 average oil and gas prices reflect the effect of price hedging. The Company only hedged oil and gas volumes as required under a term loan agreement, which is no longer in effect. Volumes for the nine month period ended September 30, 1999 include 21,400 Mcf and 210 Barrels attributable to the properties sold during the same period.

Three Months Ended September 30, 1999 and 1998

    The Company reported a net loss of $686,000 for the quarter ended September 30, 1999, compared to a net loss of $1,098,000 in the same quarter in 1998. The 1999 loss reflects a $215,000 non-cash loss on the sales of oil and gas properties. The decrease in the loss is due to decreases in production expense ($14,000), exploration expense ($125,000), depreciation, depletion, and amortization (DDA) ($97,000), general and administrative expenses ($281,000), reduced by an increase of interest expense ($147,000). Also contributing to the decrease in the loss is income from EXUS Energy ($278,000) reduced by decreases in oil and gas revenues ($15,000).

    For the third quarter of 1999, oil and gas revenues decreased by $15,000. The decrease is due to the sale of properties that resulted in a decrease in revenue of $143,000, and a decline in production rates in the remaining properties resulted in a decrease of $85,000. Improvement in oil and gas prices had a $212,000 positive impact on revenues. The decline in production rates was caused by normal depletion and falling production on marginal wells as maintenance and repair operations were deferred.

    Production expense decreased by $14,000 due to the sale of properties ($36,000) offset by increased operating costs ($22,000) as a result of increased severance taxes, due to higher prices, along with an increase in maintenance and repair operations. Production expense average $1.38 per mcfe during the three month period ended September 30, 1999, compared to $.96 per mcfe for the same period in 1998.

    Exploration expense decreased by $125,000. A decrease in dry holes expenses accounted for $15,000 of the decrease, employee costs decreased by

$13,000 due to reductions in staff, and the balance of the decrease ($97,000) is due to reduced exploration activities.

    Depreciation, depletion and amortization decreased by $97,000 due to the sale of properties ($33,000), the decline in production rates ($44,000), and the lower cost basis in the properties due to the impairments recorded in 1998 ($20,000).

    General and administrative expense decreased by $281,000. The reduction of office personnel in the fourth quarter of 1998 and the first quarter of 1999, along with mandatory temporary salary reductions that were in force during the quarter, contributed $165,000 to the decrease. The reduction in office personnel, originally estimated to reduce cost by $38,000 per month has actually reduced cost by over $40,000 per month. Accounting services decreased by $73,000 due to the accounting function being performed entirely in-house whereas a portion had been outsourced in the prior year. Other expense reductions resulted from the cost reductions instituted in the first quarter.

    Interest expense increased by $147,000 due to a higher average loan balance outstanding of $11,895,200 during the third quarter of 1999, as compared to $6,299,800 during the third quarter of 1998. The higher debt is due to the Company's investment in EXUS and the related EXCO Note. This was reduced by a decrease in deferred loan costs $21,000 during the current quarter as a result of the early extinguishment of debt during the fourth quarter of 1998.


Nine Months Ended September 30, 1999 and 1998

    The Company reported a net loss of $1,354,000 for the nine months ended September 30, 1999, compared to last year's net loss of $5,306,000. The $3,952,000 decrease is attributable to the gain from the sale of properties ($579,000), increase in net income from EXUS Energy ($278,000), decreases in production expense ($438,000), exploration expense ($579,000), oil and gas impairments ($1,915,000), DDA ($483,000), general and administrative expenses ($700,000). These decreases in expenses were offset by a reduction in interest and other income ($20,000), oil and gas revenues ($860,000) and an increase in interest expense ($140,000).

    For the first nine months of 1999, oil and gas revenues decreased by $860,000. The decrease is due to the following: the decline in production rates resulted in a decrease in revenue of $712,000 while the sale of properties resulted in a decrease in revenue of $400,000. Improvement in oil and gas prices had a $252,000 positive impact on revenue.

    Production expense decreased by $438,000 due to the sale of properties ($194,000) and reduced operating costs ($224,000) as a result of reduced maintenance and repair operations on marginal wells and lower workover operations (plugging back wells in an attempt to establish production in a shallower zone, stimulating formations, and repairing down hole equipment). Production expense average $1.15 per mcfe during the nine month period ended September 30, 1999, compared to $1.13 per mcfe for the same period in 1998.

    Exploration expense decreased by $579,000. Dry holes expenses accounted for $509,000 of the decrease and the balance of the decrease ($70,000)is due to reduced exploration activities.

    Impairment of oil and gas properties decreased by $1,915,000. The decline is a result of rising product prices during the current nine month period as opposed to falling prices during the comparable 1998 period.

    Depreciation, depletion and amortization decreased by $483,000 due to the sale of properties ($60,300), the decline in production rates ($273,400), and the lower cost basis in the properties due to the impairments recorded in 1998 ($149,300).

    General and administrative expense decreased by $700,000. The reduction of office personnel in the fourth quarter of 1998 and the first quarter of 1999, along with mandatory temporary salary reductions that were in force during the quarter, contributed $407,000 to the decrease. Accounting services decreased by $144,000 due to the accounting function being performed entirely in-house. Other expense reductions resulted from the cost reductions instituted in the first quarter.

    Interest expense increased by $140,000 due to increase in interest expense of $201,000 as a result of a higher average loan balance outstanding of $6,872,000 during the first nine months of 1999, as compared to $4,444,000 during the same period of 1998. The higher debt is due to the Company's investment and the related EXCO Note. This was offset by a decrease in deferred loan costs of $61,000 as the result of the early extinguishment of debt during the fourth quarter of 1998.

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

         (3) Third parties -- With respect to its major vendors, purchasers of products, well operators, customers and service providers, the Company mailed more than 500 questionnaires to assist in an assessment of whether they will be Year 2000 compliant. The Company has evaluated those questionnaires, and that evaluation indicates the third parties are, or will be, compliant by the end of the year.

         (4) Field Operations -- As an operator of oil and gas properties, the Company has conducted an analysis of the operational issues that would result from a failure caused by a Year 2000 event. Only one well has a computer-operated flow meter that has not been certified as Year 2000 compliant. However, the company has two independent, non-computer back-up systems on that well, a chart device and a sales meter. If the computer flow meter were to fail, the company believes the back-up systems would continue to provide necessary production and sales data.

         (5) Worst Case Scenario - The failure of a material third party to resolve critical Year 2000 issues could have a serious adverse impact on the Company's ability to continue operations and meet obligations. The major issues include: (i) the ability of customers to measure and pay for oil and gas production delivered, (ii) the ability of vendors and suppliers to invoice for services and products for payments received, (iii) the ability of non-operated partners to process and pay their share of joint interest billings, and (iv) the ability of operators to disburse net revenue and render joint interest billings to the Company. The Company is developing a contingency plan to cover these issues and expects to complete this plan prior to December 31, 1999.

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

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

    The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. Also see "FORWARD-LOOKING STATEMENTS" under "Item 1. BUSINESS" of the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

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

                           PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    For discussion of the sale of certain promissory notes that are convertible into the Company's common stock see note 6 to the unaudited consolidated financial statements.


Item 5.  OTHER INFORMATION

(a)      NASDAQ Market Listing

    The Company was notified that it is not in compliance with NASDAQ SmallCap Market listing requirements because the Company's tangible net assets are below the $2 million minimum. Failure to achieve compliance would result in the Company's common stock being delisted and no longer eligible to trade on that market. On November 12, 1999, the Company received from NASDAQ a conditional extension To December 31, 1999 to achieve compliance. The NASDAQ Hearing Review Panel granted the extension because the Company has entered into a non-binding letter of intent to sell its investment in EXUS in December 1999, and if the sale is completed Venus expects to report a gain which will increase its tangible net assets above the minimum requirement. A condition to the extension is the maintenance of the per-share bid price at $1.00 or higher.

(b)      Increase in Number of Directors

    The Board of Directors adopted a resolution in conformance with the bylaws of the Company that increased the number of members of the Board of Directors to eight (8). Subsequently the Board of Directors elected Mr. Michael E. Little to fill the vacancy created by the increase in the size of the board.

    Mr. Little, 44, has been employed as Chairman and Chief Executive Officer of South Texas Drilling and Exploration, Inc., an oil and gas drilling company based in San Antonio, Texas, since 1999. From 1982 until 1999 he was President and Chairman of the Board of Dawson Production Services, Inc., a well servicing company based in San Antonio, Texas. He has more than 23 years of experience in oil and gas operations management, including six years as a drilling foreman and engineer. He is a graduate of Texas Tech University with a B.S. Degree in Petroleum Engineering. He became a director of Venus Exploration in 1999. Venus Exploration also retains him as a consultant.

(c)      Employment Agreement with Chairman of the Board

    Eugene L. Ames, Jr., executed an employment agreement effective July 1, 1999. It is for a two-year term and is similar to his previous employment agreement, which expired in the second quarter of 1999. His annual salary under the agreement is $190,000 per year and other compensation, including the use of an automobile. Since May 1998, Eugene L. Ames, Jr., has declined the use of the automobile under his previous employment agreement and under the present one. The employment agreement also included agreements by Eugene L. Ames, Jr. with regard to confidentiality and noncompetition in order to protect Venus Exploration's proprietary information.

    Beginning on March 1, 1999, Mr. Ames, Jr. agreed to take a 21.5% salary reduction, and on May 1, 1999, the salary reduction was increased to 35%. In return for the salary reduction, Venus Exploration granted Mr. Ames, Jr., 52,074 options to buy shares of Venus Exploration's common stock. The exercise price is $1.28, which was 110% of the fair market value of a share of the common stock on the date of grant of the option. The options expire on February 28, 2004, and they vested in semi-monthly increments beginning March 1, 1999.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Executive Employment Agreement dated July 1, 1999, between Venus Exploration, Inc. and E. L. Ames, Jr.

         10.2 Eighth Amendment to Second Amended and Restated Loan Agreement dated effective September 30, 1999, between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

         10.3 Subordinated Debenture Agreement dated October 26, 1999, between Venus Exploration, Inc. and E. L. Ames, Jr.

         27.1     Financial Data Schedule

 (b)     Reports on Form 8-K

         None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           VENUS EXPLORATION, INC.



    Dated:  November 22, 1999              BY: /S/ EUGENE L. AMES, JR.
                                              ----------------------------------
                                                   Eugene L. Ames, Jr.
                                              (Chief Executive Officer)






    Dated:  November 22, 1999              BY: /S/ PATRICK A. GARCIA
                                               ---------------------------------
                                                   Patrick A. Garcia
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                              Description
-------                            -----------
  10.1     Executive Employment Agreement dated July 1, 1999, between Venus
           Exploration, Inc. and E. L. Ames, Jr.

  10.2 Eighth Amendment to Second Amended and Restated Loan Agreement dated effective September 30, 1999, between Venus Exploration, Inc. and
           Wells Fargo Bank (Texas), N.A.

  10.3     Subordinated Debenture Agreement dated October 26, 1999, between
           Venus Exploration, Inc. and E. L. Ames, Jr.

  27.1     Financial Data Schedule