Form 10-K405/A
period 1998-12-31
VENUS EXPLORATION INC
filed 1999-12-21
CIK 312037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

              1250 N.E. LOOP 410, SUITE 1000, SAN ANTONIO, TX 78209
               (Address of principal executive offices)(zip code)

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

                        AMENDMENT NO. 2 TO ANNUAL REPORT
                                  ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


THIS SECOND AMENDMENT ON FORM 10-K/A TO THE REGISTRANT'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998 IS BEING FILED TO REFLECT CERTAIN ADDITIONAL DISCLOSURES IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONNECTION WITH VENUS EXPLORATION, INC.'S REGISTRATION STATEMENT ON FORM S-3 AND THE FIRST AMENDMENT TO THE FORM S-3, FILED ON MARCH 5, 1999, AND SEPTEMBER 8, 1999, RESPECTIVELY, AND PROXY STATEMENT FILED ON SEPTEMBER 8, 1999, AND AMENDMENTS FILED ON NOVEMBER 19, 1999, AND DECEMBER 6, 1999. THE FINANCIAL STATEMENTS HAVE BEEN RESTATED TO REFLECT REVISED IMPAIRMENT ESTIMATES FOR THE YEAR ENDED DECEMBER 31, 1998.



                                           TABLE OF CONTENTS
PART I..............................................................................................    -3-
         ITEM 1.    BUSINESS........................................................................    -3-
         ITEM 2.    PROPERTIES......................................................................   -18-
         ITEM 3.    LEGAL PROCEEDINGS...............................................................   -18-
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................   -19-

PART II.............................................................................................   -19-
         ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......   -19-
         ITEM 6.    SELECTED FINANCIAL DATA.........................................................   -19-
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.............................................   -20-
        ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................   -28-
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................   -28-
         ITEM 9.    CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE.............................................   -28-

PART III............................................................................................   -29-
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................   -29-
         ITEM 11.   EXECUTIVE COMPENSATION..........................................................   -31-
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................   -35-
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................   -36-

PART IV.............................................................................................   -37-

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES........................................   -37-

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


         Lack of Profitable Operations - Since commencing operations in 1996, we have not been profitable. The Company has incurred net losses of $2,006,818 for the year ended December 31, 1996, $4,167,723 for the year ended December 31, 1997, and $8,670,329 for the year ended December 31, 1998. Unless the Company is successful in raising capital to successfully develop existing properties or acquire income producing properties, the Company expects operating losses and negative cash flows to continue for the foreseeable future. The Company may never generate sufficient revenues to achieve profitability. Even if the Company does, we may not sustain or increase profitability on a quarterly or annual basis in the future. At December 31, 1998, the Company had an accumulated deficit of $16,203,980.


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

         Substantial Capital Requirements - Venus Exploration's strategy of finding, developing and acquiring oil and gas reserves depends on our ability to finance those expenditures. We plan to address our long-term liquidity and capital needs through bank financing, the issuance of debt and equity securities, when market conditions permit, and through the use of non-recourse production-based financing. We also continue to examine alternative sources of long-term capital. For example, the sale of net profits interest, sales of non-strategic properties, prospects and technical information, and joint venture financing are being considered. If we are unable to arrange the additional capital needed to carry out our business plan, we will not be able to drill the scheduled development wells. We may make additional staff reductions and our properties may be subject to foreclosure by our bank lender.

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

Other hazards are:


         o    unusual or unexpected geologic formations,
         o    unexpected pressures in underground formations,
         o    downhole fires,
         o    mechanical failures,
         o    blowouts,
         o    cratering,
         o    explosions,
         o    uncontrollable flows of oil, gas or well fluids, and
         o    pollution and other environmental risks.


Any of these hazards could result in substantial losses due to injury and loss of life, severe damage to, and destruction of, property and equipment, pollution and other environmental damage and suspension of operations. We carry insurance that we believe is in accordance with customary industry practices, but, as is common in the oil and gas industry, we do not fully insure against all risks associated with our business, either because such insurance is not available or because the cost is considered prohibitive. The occurrence of an event that is not covered, or not fully covered, by insurance could have a material adverse effect on our financial condition and results of operations. Examples of those conditions that are not within the scope of traditional insurance are land title problems, compliance with government requirements, shortages or delays in the delivery of equipment and services, unexpected pressure or irregularities in formations (other than those causing a well to flow out of control above or below the surface of the ground), mechanical problems encountered in drilling a well, or the collapse of the wellbore, whether due to loss of underground formation support or failure of the wellbore casing.

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


We cannot assure that the reserve estimates will ever be produced or that the proved, undeveloped reserves will be developed within the periods anticipated. Actual production, revenues and expenditures related to our reserves will likely vary from estimates, and such variances may be material. In addition, the estimates of future net revenues from our proved reserves and the present value of the revenue are based upon certain assumptions about future production levels, prices and costs that may not be correct. The discounted future net cash flows upon which SEC PV 10 Values are based do not provide for changes in oil and gas prices or for escalation of expenses and capital costs. ("SEC PV-10" refers to present value calculated using a 10% discount rate and other conditions required by the Securities and Exchange Commission). The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions upon which they are based. Actual future prices and costs may differ materially from those estimated.


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

     Signatories to the Ames Group       Signatories to the Blair Group           Signatories to the Range Group
     -----------------------------       ------------------------------           ------------------------------
     E.L. Ames, Jr.                      D.H. Blair Investment Banking Corp.      Range Production ILP
     Ellen R.Y. Ames                     Rivkalex Corp.                           Range Resources, LLC
     John Y. Ames                        Rasalind Davidowitz
     Elizabeth A. Jones                  Parliament Hill Corporation
     Eugene L. Ames, III
     Stephen J. Ames
     George Ames
     Robert Oliver
     Patrick A. Garcia
     Raymond Koger
     Gloria Barrett
     Venus Oil Company
     James W. Gorman
     Jere W. McKenny

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

SALES AND MAJOR CUSTOMERS


Our production is generally sold at the wellhead to various oil and natural gas purchasing companies, typically those that are in the areas where the oil or natural gas is produced. Crude oil and condensate are typically sold at prices that are based on posted field prices. Natural gas is generally sold month to month on the spot market. For example, in the month of December 1998, about 94% of natural gas production from wells operated by us was sold at the wellhead at spot market prices. The term "spot market" refers to contracts with a term of six months or less or contracts that call for a redetermination of sales prices every six months or more often. We do not believe that the loss of one or more of its current natural gas spot purchasers would have a material adverse effect on our business because any individual spot purchaser could be readily replaced by another spot purchaser who would pay a similar sales price. However, although we believe that there will be a spot market available, that market is highly sensitive to changes in current market prices, and a downward trend in spot market prices can have a significant impact on our cash flow.


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

OIL AND NATURAL GAS RESERVES


At December 31, 1998, Pollard, Gore & Harrison, independent petroleum engineers, evaluated properties representing 100% of PV-10 Value.


Neither prices nor costs have been escalated in the reserve estimates.

We have not filed any estimate of oil or gas reserve information with any federal authority or agency other than the U.S. Securities and Exchange Commission (SEC). The following table summarizes our estimates of our net Proved Reserves and their PV-10 Value as of December 31, 1998.



-----------------------------------------------------------------------------------------------------
                                           PROVED RESERVES (1)
                                        (AS OF DECEMBER 31, 1998)
-----------------------------------------------------------------------------------------------------
                                                             PROVED       PROVED
                                                           DEVELOPED    UNDEVELOPED       TOTAL
---------------------------------------------------------- ----------- -------------- ---------------
Oil and Condensate (Mbbls).............................        468.60        240.10         708.70
Natural Gas (Bcf)......................................          6.18          2.69           8.87
Combined Equivalent BCF (Bcfe).........................          8.98          4.14          13.12
PV-10 Value (in thousands).............................       $ 5,982      $ 2,156        $ 8,138
========================================================== =========== ============== ===============



(1) During the first quarter of 1999, the Company sold a significant portion of its non-strategic Proved Reserves.

---------------------------------------------------------------------------------------------------------------
                                           PROVED RESERVES BY STATE
---------------------------------------------------------------------------------------------------------------
                                           (AS OF DECEMBER 31, 1998)
-----------------------------------------------------------------------------------------------------------------
     STATE                                               TOTAL GAS       PERCENT OF         PV-10       PERCENT
                   GROSS       OIL         GAS           EQUIV.           TOTAL            VALUE      OF PV-10
                   WELLS      (MBBL)       (BCF)         (BCFE)           (BCFE)          ($1,000)       VALUE
---------------- --------- ------------ ------------ ---------------- ----------------  ------------ ------------
Texas ..........        56          232         6.93             8.33            63.46%        5,419        66.59%
Oklahoma .......        97          146         0.27             1.14             8.72%          727         8.93%
West Virginia ..        62            1         1.42             1.43            10.89%        1,088        13.37%
Other(1) .......        21          330         0.24             2.22            16.93%          904        11.11%
---------------- --------- ------------ ------------ ---------------- ----------------  ------------ ------------
TOTAL ..........       236          709         8.87            13.12              100%        8,138          100%
================ ========= ============ ============ ================ ================  ============ ============

(1) Other states are Michigan, Alabama, Utah, Louisiana, Colorado, Kansas and California. All of the Company's Proved Reserves are in the United States.

During the first quarter 1999, the Company sold its West Virginia properties and two producing Texas wells. As of December 31, 1998, Proved Reserves attributable to the properties sold were approximately 1,000 barrels of oil and 3,716,000 Mcf of gas, or approximately 3.7 Bcfe, with a PV-10 Value of $2.5 million, of which 2 Bcfe, with a PV-10 Value of approximately $1.6 million, were classified as Proved Developed.

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



---------------------------------------------------------------------------------------------------------

                                           DEVELOPMENT WELLS
---------------------------------------------------------------------------------------------------------
                               GROSS WELLS                                    NET WELLS
------------- --------------- ---------------- ------------- --------------- -------------- -------------
   YEAR         PRODUCTIVE          DRY           TOTAL        PRODUCTIVE         DRY          TOTAL
------------- --------------- ---------------- ------------- --------------- -------------- -------------
1996.........            2.00               --          2.00            0.40             --          0.40
1997.........            5.00               --          5.00            2.90             --          2.90
1998.........            4.00             1.00          5.00            1.44           1.00          2.44
------------- --------------- ---------------- ------------- --------------- -------------- -------------
TOTALS.......           11.00             1.00         12.00            4.74           1.00          5.74
============= =============== ================ ============= =============== ============== =============




------------------------------------------------------------------------------------------------------------

                                             EXPLORATORY WELLS
------------------------------------------------------------------------------------------------------------
                               GROSS WELLS                                      NET WELLS
------------- --------------- ---------------- -------------- --------------- --------------- --------------
YEAR            PRODUCTIVE           DRY            TOTAL       PRODUCTIVE          DRY            TOTAL
------------- --------------- ---------------- -------------- --------------- --------------- --------------
1996.........            2.00             0.00           2.00            0.10           0.00            0.10
1997.........            3.00             1.00           4.00            2.00           0.30            2.30
1998.........            1.00             2.00           3.00            0.26           0.873           1.13
------------- --------------- ---------------- -------------- --------------- --------------- --------------
TOTALS.......            6.00             3.00           9.00            2.36           1.173           3.53
============= =============== ================ ============== =============== =============== ==============




--------------------------------------------------------------------------------------------------------------

                                              PRODUCTIVE WELLS
                                          (AS OF DECEMBER 31, 1998)
--------------------------------------------------------------------------------------------------------------
                                 GROSS WELLS                                    NET WELLS
STATE               OIL              GAS            TOTAL           OIL             GAS            TOTAL
---------------- ------------ ----------------- -------------- -------------- ---------------- ---------------
Texas...........        14.00             38.00          52.00           3.49             7.04           10.53
Oklahoma........        84.00             17.00         101.00           9.58             0.63           10.20
West Virginia...         0.00             62.00          62.00           0.00            58.09           58.09
Other(1)........        15.00              6.00          21.00           3.63             1.06            4.69
---------------- ------------ ----------------- -------------- -------------- ---------------- ---------------
TOTALS..........       113.00            123.00         236.00          16.70            66.82           83.52
================ ============ ================= ============== ============== ================ ===============

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

ACREAGE

The following table sets forth the Developed and Undeveloped Acreage of the Company as of December 31, 1998:



---------------------------------------------------------------------

                             DEVELOPED AND UNDEVELOPED ACREAGE
---------------------------------------------------------------------
                            GROSS ACRES              NET ACRES
        STATE          DEVELOPED  UNDEVELOPED  DEVELOPED  UNDEVELOPED
--------------------- ----------- ----------- ----------- -----------
Oklahoma ............      13,655         219         432         187
Texas ...............       8,122      18,702       1,341       3,994
Utah ................       4,943          --       1,536          --
West Virginia........       2,239          --       2,042          --
Louisiana ...........         820       1,476          40         364
Alabama .............         400          --         136          --
California ..........         400          --          26          --
Kansas ..............          80         880          40         400
Michigan ............         240          --         108          --
--------------------- ----------- ----------- ----------- -----------
TOTALS ..............      30,899      21,277       5,701       4,945
--------------------- ----------- ----------- ----------- -----------


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

PRODUCTION

The following table summarizes the net oil and gas production, weighted average sales prices and average production (lifting) costs per unit of production for the Company for the periods indicated:


------------------------------------------------------------------------------------------------------------------
                           UNITS OF PRODUCTION                AVERAGE SALES PRICE
DECEMBER 31,              OIL              GAS               OIL               GAS           AVERAGE LIFTING COST
-------------------- ---------------- ---------------- ---------------- ------------------- ----------------------
                          (Mbls)            (Bcf)            $/Bbl              $/Mcf              $/Mcfe
1996................               23            0.069            18.80                2.55                   1.39
1997................               81            0.410            17.72                2.44                   1.08
1998................              119            0.572            12.84                2.15                   1.25
-------------------- ---------------- ---------------- ---------------- ------------------- ----------------------

NOTE:  ALL OF THE COMPANY'S PRODUCTION IS IN THE UNITED STATES.

During the first quarter 1999, the Company sold its West Virginia properties and two producing Texas wells. Production for 1998 attributable to the properties sold totaled 1,566 barrels of oil and 177,830 Mcf of gas.

PRODUCTS AND MARKETS

We currently produce oil and natural gas as our principal products. We do not refine or process the oil or natural gas that we produce. We sell the oil we produce under short-term contracts at market prices for the areas in which the producing properties are located, generally at FOB field prices posted by the principal purchaser of oil in the area. We sell the natural gas produced from our properties under short-term contracts to entities that have pipelines in the vicinity of the production or that will build short gathering lines to such properties. In some instances, we own the gathering line. Typically, the contracts for natural gas sales are for terms less than six months. We are not obligated to provide a fixed and determinable quantity of oil or natural gas under any existing contract or agreement.

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

Eugene L. Ames, III, age 39, became Vice President-Exploration in 1997. He held similar positions with the Venus predecessor entities since 1991. He is a graduate of Trinity University with BS degrees in both Geology and Business Administration. He has 13 years of experience in operations and petroleum exploration. He is the son of Eugene L. Ames, Jr.

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


PV-10 Value, or Present Value of Estimated Future Net Revenues. The present value of estimated future net revenues as of a specified date, after deducting estimated production and ad valorem taxes, future capital costs and operating expenses, but before deducting federal income taxes. The estimated future net revenues are discounted at an annual rate of 10% to determine their "present value." The present value is shown to indicate the effect of time on the value of the revenue stream.


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

ITEM 2. PROPERTIES

TITLE TO PROPERTIES

Over 99% of our properties are Working Interests derived from oil and gas leases on property owned by third parties. None of our properties are mineral or fee interests. We usually perform title research before acquiring leases or interests in leases, and we believe that we have satisfactory title to our producing properties. The degree of research varies depending on the value initially assessed to the property, whether the property is producing at the time of acquisition, and other factors. The properties are usually subject to the rights of lessors to be paid a Royalty Interest out of production. They are also often subject to overriding royalties and other burdens, none of which we believe to be a material burden on the value of our interest. Substantially all of our properties are and will continue to be subject to liens and mortgages to secure borrowings under our credit facility.

Substantially all of the properties that we own are subject to exploration or development agreements with third parties. The exploration and development agreements are subject to "Area of Mutual Interest," or "AMI," provisions that give the third party participants certain limited rights of first refusal on interests acquired within the AMI. If the third party elects not to acquire such interest, in a majority of cases we have the right to acquire the third party's proportionate part of the interest. Once interests are acquired, the parties to the agreements usually also have an election before a well is drilled. If a party elects not to drill, we usually have the right to acquire certain interests from the non-drilling party, but depending upon the size of the interest and the cost of the proposed well, we may or may not elect to acquire that interest. In the exploration and development projects in which we place the most value, a third party election not to drill could leave little value to our interest unless we could find another third party to assume the non-drilling party's interest.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.

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

---------------------------------------------------------

1998                                       HIGH    LOW
---------------------------------------- -------- -------
   First Quarter ....................... $  3 7/8 $ 3 1/4
   Second Quarter ......................    4       3
   Third Quarter .......................    3 7/8   3 1/4
   Fourth Quarter ......................    3       1 1/4
---------------------------------------- -------- -------


1997(1)                                    HIGH     LOW
---------------------------------------- -------- -------
   First Quarter ....................... $ 6  1/4 $ 2 1/8
   Second Quarter ......................   5  1/2   3 7/8
   Third Quarter .......................   5 9/16   3
   Fourth Quarter ......................   5        3 1/2
---------------------------------------- -------- -------


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

------------------------------------------------------------------------------------------------------------

                                                                SELECTED FINANCIAL DATA

                                               AS OF AND FOR THE FIVE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                                      (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                              1998          1997          1996          1995          1994
---------------------------------------     --------      --------      --------      --------      --------
Total revenues ........................     $  2,805      $  2,476      $    543      $    798      $    841
Dividends paid (1) ....................           --            --            35            72            20
Income (loss) before
extraordinary items ...................       (8,324)       (4,168)       (2,007)         (696)          337
Net income (loss) .....................     $ (8,670)       (4,168)       (2,007)         (696)          337
Net income (loss) per common
share .................................         (.87)         (.57)         (.60)           (1)           (1)
Long term debt ........................           --         2,005            --            --            72
Other long-term liabilities ...........           23            27            --            --            --
Convertible redeemable preference
Shares ................................           --            --         4,955            --            --
Total assets ..........................        8,136        12,931         4,343         3,031         5,939
---------------------------------------     --------      --------      --------      --------      --------


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


We completed 5 (gross) new wells in our 1998 drilling program, and, as a result, increased our Proved Reserves, net of 1998 production and revisions of previous estimates, by 6%. Proved Reserves increased from 12.4 Bcfe on December 31, 1997, to 13.1 Bcfe on December 31, 1998. During the first quarter 1999, we sold properties estimated to contain 3.7 Bcfe of Proved Reserves as of December 31, 1998. Although reserves increased 6% during 1998, their PV-10 Value decreased 29% due to lower prices. The PV-10 Value of the oil and gas properties at December 31, 1998, $8.1 million, is $1.4 million higher than their book value of $6.7 million.


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

Due to lower oil and gas prices, which resulted in less internally generated cash flow and caused many investors to reduce or to eliminate their investments in the oil and gas industry, our business plan for 1999 focuses primarily on development drilling and field exploitation of existing projects. The 1999 budget provides for capital expenditures of approximately $2.6 million for projects that include the drilling of 2 development wells, 2 exploitation wells, a 3-D seismic acquisition for the development of an existing field, acreage acquisition and the participation in 2 non-operated development wells. The cost of the 3-D seismic acquisition included in the 1999 plan is estimated at $115,000. Because funding is currently not available for our 1999 budget, we may elect to reduce our interest through sales, farmouts or other transactions in certain wells or seismic projects or to include those wells or projects in a joint venture with industry participants, in which event our capital investment and upside potential would be lower. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998, COMPARED WITH YEAR ENDED DECEMBER 31, 1997


We reported a net loss of $8.7 million for 1998 versus a net loss of $4.2 million for 1997. Due to low oil prices, the Company reported impairment losses of $2.8 million in 1998 compared to $1.1 million in 1997. Low oil prices also resulted in higher depreciation, depletion and amortization expense and negatively impacted revenues. In 1998, we reported an extraordinary loss of $345,905 due to the early extinguishment of debt.


Oil and gas production was 1,285 Mmcfe in 1998 compared to 896 Mmcfe in 1997, an increase of 43%. This increase is due to new wells brought into production during 1997 and 1998 and a full year of production from the wells acquired in the May 1997 Acquisition. Average oil prices declined from $17.72 per barrel in 1997 to $12.84 in 1998, a 28% decrease. Average natural gas prices declined from $2.44 per Mcf to $2.15, a 12% decrease. Despite the decrease in average product prices, oil and gas revenue increased by $0.3 million to $2.8 million in 1998 from $2.5 million in 1997, primarily due to new wells drilled and brought into production and the 1997 Acquisition.

Oil and gas production costs in 1998 were $1,609,733 ($1.25 per Mcfe) compared with $963,822 in 1997 ($1.08 per Mcfe). The increase in total production expense is due primarily to the increase in reported sales volume. In addition, approximately 54% of 1998 production costs are attributable to older, non-operated wells that were acquired in the business combination on May 21, 1997. As a group, these wells are the highest production cost wells ($1.55 per Mcfe in 1998 and $1.45 per Mcfe in 1997), and 1997 reflects only seven months of production while 1998 reflects twelve months from these wells. Workover operations on three operated properties also contributed to the increase in cost. "Workover operations" are those well operations that are undertaken to improve or to re-establish production in wells that stopped producing or in wells that we do not believe are producing at optimum rates. Workover operations that we conducted during 1998 included:

o Recompleting a well in subsurface formations that had not previously been producing oil or gas but that appeared to be capable of doing so,

o Injecting substances into formations that were currently producing in an effort to increase production levels from those formations, and

o   Repairing or replacing equipment in the well itself.

1998 production or lifting cost as a percentage of oil and gas sales, increased to 57%, compared with 39% in 1997. Approximately 40% of the increase is due to lower oil and gas prices. The balance of the decrease is due to a higher proportion of production coming from the older, non-operated wells and workover operations, both mentioned above.

During the first quarter 1999, we sold our West Virginia properties and two producing Texas wells. Production for 1998 attributable to the properties sold totaled 1,566 barrels of oil and 177,830 Mcf of gas. Fiscal 1998 revenues less operating expenses of the properties sold totaled $213,784.


During 1998, we recorded impairment expense of $2.8 million as compared to $1.1 million recorded in 1997. The impairment in 1998 is the result of the effect of significantly lower natural gas and crude oil prices. We review for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. Such reviews were done for both 1998 and 1997. We follow SFAS No. 121 and recognize an impairment when the net future cash flow that is expected to be generated by a long lived asset is less than the net carrying value of the asset. This comparison is performed on a field by field basis. If the net carrying value is greater, an impairment write down is recorded in the amount of the difference between the net carrying value and fair value. Fair value is based on estimated future cash flows to be generated discounted at 10%. Future cash flows for both the impairment test and for determining the amount of the write down are estimated using only proved reserves and the Company's estimate of future product prices. The Company's current future price assumption is based on weighing future price scenarios over a range the Company believes is reasonable for estimating the fair values of its oil and gas properties. The accompanying financial statements for the year ended December 31, 1998, have been restated to reduce the impairment expenses and the amount of the net loss by $740,000. This restatement was made to give effect to escalating price assumptions in the impairment calculation.


Exploration expense, including geological, geophysical and seismic data acquisition and analysis and dry hole expenses, was $1,261,557 in 1998, compared to $504,983 in 1997. The increase is due mainly to dry hole costs of $530,358 attributable to a well drilled in West Texas.

Depreciation, depletion and amortization expense of $1,774,999 in 1998 increased by $696,057 from $1,078,942 in 1997. Approximately 67% of the increase is due to the increase in sales volume, and the balance of the increase is attributable to the decline in reserves on many individual properties as a result of the low prices at the end of the period that were used to compute remaining reserves.

During 1998, general and administrative expense of $3,174,156 increased $250,392 from $2,923,764 in 1997. This increase was primarily due to a significant decrease in overhead reimbursement from a joint venture that we manage. The reason for that decrease is that effective February 1, 1998, a joint venture participant withdrew from the venture. That participant had paid $15,000 per month in overhead reimbursement fees to us for the entire year of 1997 and through January 31, 1998. In addition, rent expense increased due to the increase, in late 1997, in the amount of square footage that we rent. The 1998 amount also includes $161,198 of non-cash compensation expense related to stock options granted to directors in lieu of fees and restricted stock granted two key employees.

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

Oil and gas production costs in 1997 were $963,822 ($1.08 per Mcfe) compared with $286,030 in 1996 ($1.38 per Mcfe). This decrease in the per unit cost of production is due mainly to the lower operating cost of new properties acquired through successful drilling. The properties producing in 1996 were older properties with high operating costs. This also resulted in a decrease in production or lifting costs as a percentage of revenue, 39% in 1997 as compared to 53% in 1996. Overall production cost increased as a result of new wells added as a result of successful drilling and the properties acquired from Xplor and Lomak (see discussion above on the increase in production and revenue).


During 1997, we recorded impairment expense of $1.1 million as compared to the $1.0 million recorded in 1996. We review for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. Such reviews were done for both 1997 and 1996. We follow SFAS No. 121 and recognize an impairment when the net future cash flow that is expected to be generated by a long lived asset is less than the net carrying value of the asset. This comparison is performed on a field by field basis. If the net carrying value is greater, an impairment write down is recorded in the amount of the difference between the net carrying value and fair value. Fair value is based on estimated future cash flows to be generated discounted at 10%. Future cash flows for both the impairment test and for determining the amount of the write down are estimated using only proved reserves and the Company's estimate of future product prices. The Company's current future price assumption is based on weighing future price scenarios over a range the Company believes is reasonable for estimating the fair values of its oil and gas properties.


Exploration expense, including geological, geophysical and seismic data acquisition and analysis and dry hole expenses, was $504,983 in 1997, compared to $116,905 in 1996.

During 1997, general and administrative expense of $2,923,764 increased $1,549,223 from $1,374,541 in 1996. This increase was primarily due to the significant increase in exploration activity and the Acquisition. The 1997 exploration activities led to the creation of 12 new employee positions and the increased use of third-party engineering services and other professional consultants. The 1997 amount also includes $252,002 of non-cash compensation expense related to stock options granted to directors and vesting was accelerated as a result of the combination of New Venus with Xplor Corporation..

Our 1997 interest income of $77,658 increased by $22,230 over 1996 due primarily to interest received from the investment of cash acquired in the Acquisition.


Interest expense was $203,213 in 1997, compared to $10,331 in 1996. The $192,882 increase is primarily due to increased borrowings by Venus Development, Inc. During 1997 Venus Development borrowed approximately $1.8 million to fund drilling of five development wells. Approximately $81,535 of the interest expense reported by Venus Development, Inc., represents amortization of deferred financing cost, not a current or future cash expense. The average balances of interest-bearing debt was $1,030,000 in 1997, compared to $70,000 in 1996.


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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, we had a working capital deficit of $6,624,472 compared with working capital deficit of $768,939 at December 31, 1997, a decrease in working capital of $5,855,533. Of this decrease, $5,040,000 is due to classifying the entire amount of outstanding bank debt at December 31, 1998, as a current liability. We classified the long-term debt as current because we are not in compliance with two financial covenants. Although over the past year the bank has successively waived these requirements for periods of 30 to 90 days. At the end of those periods, we would be in default unless the necessary capital had been raised to put us in compliance or another waiver had been granted. If we are in default, the bank could deem the note to be due currently. In connection with the asset sales subsequent to December 31, 1998, the borrowing base was reduced to $3,870,000, of which $3,809,956 had been drawn at that date.

Net cash used in operating activities during 1998 was $2,527,560, whereas $1,276,042 was used during 1997. Cash and equivalents decreased by $556,604 principally due to capital expenditures related to exploration and development and the cost of administrative services required to support the increased exploration activities and corporate restructurings. The decrease of $1,853,803 in accounts receivable was primarily the result of the timing of revenue receipts and joint interest receivables. At December 31, 1997, joint interest receivables totaled $1.5 million as compared to $.3 million at December 31, 1998. The decrease of $1.2 million is because in late 1997 we were in the process of operating 5 drilling wells. We had joint owners for both the drilling operations and the exploration projects. Joint interest receivables represent costs incurred by us on behalf of the other owners of undivided interests in the property. The much lower balance at December 31, 1998, reflects the fact that Venus significantly curtailed its drilling and exploration activities beginning in mid-1998. At December 31, 1998 we were not operating any drilling wells. At December 31, 1998 oil and gas sales receivables were approximately $600,000 lower than at December 31, 1997. This decrease in oil and gas receivables resulted from lower oil and gas sales to accrue at year-end 1998 as compared to year-end 1997 as a result of lower sales volumes and lower prices. In addition, at year-end 1997 we had not received payment for oil and gas sales off many of the wells acquired in the business combination. Division order transfers were not completed on these wells until during the first quarter 1998. During the first five months of 1998 we received payment for these suspended revenues. The decrease in trade accounts payable of $1,811,457 is attributable to our decreased level of drilling

In the independent auditor's report included in this Form 10-K, KPMG LLP stated that "the Company has incurred recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern." Our losses and our non-compliance with two of the financial covenants under our credit agreement will force us to acquire additional capital and to increase revenues to continue operating.

We plan to use our technical expertise and our network of contacts in the industry to acquire attractive packages of oil and gas properties that are already producing and that have undrilled potential. We intend to rely heavily on financing secured primarily by the properties to be acquired, but we also expect to have to raise equity capital to be able to accomplish any significant acquisitions. If we are successful in completing one or more of these acquisitions, we expect that the properties will generate enough of an increase in our cash flow to support our current operations.

We also intend to raise capital through the sale of non-core properties, the issuance of equity, and the conversion of existing debt to equity. The sales of two sets of properties in the first quarter of 1999 and the conversion of the Stratum debt are examples of the implementation of that strategy. As we develop other properties that are in our portfolio of exploration and development projects, we may sell some of those as well. If we are unable to complete a private placement of equity or sales of non-core properties on terms that are acceptable to us, we will reduce costs further. However, those further cost reductions could impair our ability to execute our strategy, and we would then closely consider the sale of the company.

We have incurred net losses of approximately $2,006,818 for the year ended December 31, 1996, $4,167,723 for the year ended December 31, 1997, and $8,670,329 for the year ended December 31, 1998. Unless we are successful in raising capital to successfully develop existing properties or acquire income producing properties, we expect operating losses and negative cash flows to continue for the foreseeable future. We may never generate sufficient revenues to achieve profitability. Even if we do, we may not sustain or increase profitability on a quarterly or annual basis in the future. At December 31, 1998, we had an accumulated deficit of approximately $16,203,980.


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

    2. During the fourth quarter 1998 and the first quarter 1999 we reduced office personnel from 28 employees to 18 employees, a reduction in staff of 36%. We expect that these reductions, plus other general and administrative cost reductions, will significantly reduce overall costs. Due to severance packages and related costs, the cost savings will not begin to appear until the second quarter 1999. The severance packages consisted of a salary and benefits continuation plan that varied from employee to employee depending how long an employee had been with the company. At December 31, 1998, we accrued $66,000 related to the reduction in office personnel. Due to uncertainties regarding actual savings to be achieved, we have not projected savings from these severances. However, our payroll and related employee benefits has been reduced by approximately $38,000 per month from the reduction in personnel. The reduction in employees also allowed us to close our offices in Houston, Texas, which results in a monthly decrease of $1,500 in rental expenses.

    3. Effective March 1, 1999, salaried employees agreed to a 21.5% cash reduction in salary in exchange for stock options exercisable against our common stock. Hourly employees agreed to a 10% reduction in exchange for stock options. With certain exceptions, the exercise price for the options is the fair market value of our common stock on the date of grant, i.e., $1.1191, and the term of the options is ten years. The exceptions apply to 91,888 options granted to E.L. Ames, Jr., John Y. Ames, and Eugene L. Ames, III, and the exercise price for their options is $1.231, and their term is five years. Effective May 1, 1999, E.L. Ames, Jr. increased his percentage reduction to 35% from 21.5%. Two consultants agreed to a 21.5% rate reduction, and two consultants agreed to a 10% reduction. In all four situations, those reductions were in exchange for similar stock options. The monthly cash savings from these reductions totaled $24,000 for March and April 1999, and $26,000 beginning in May 1999. It is our intent for these salary reductions to be temporary until our cash flow improves. The initial round of options approved by the Compensation Committee of the Board of Directors was exhausted with grants that vested July 31, 1999. There are enough stock options available under the 1997 Incentive Plan to fund salary reductions through November 30, 1999. The Compensation Committee likely will consider approving a second round of salary reduction stock options that will vest at intervals during the period from the date of adoption of the second round of options until November 30, 1999. At the next annual meeting, we will be requesting the stockholders to approve an amendment to the plan to allow us to issue more stock options. If cash flow does not improve, the salary cuts will eventually be made permanent, whether or not we are able to provide any more stock options to the employees and consultants.

    4. We reduced planned exploration activity for 1999 to selected prospects we believe to have extraordinary merit. For these purposes, we consider `projects with extraordinary merit' to mean projects that have a lower degree of geological and engineering risk relative to the economic investment and anticipated rate of return. This is a subjective determination, and it is impossible to quantify how much this, by itself, will curtail the exploration drilling plan.

    5. In March 1999 we retained an investment banking firm to provide services related to a possible placement of private equity to be used to finance the acquisition of oil and gas properties. We are currently in negotiations with two parties for the acquisition of producing oil and gas reserves, primarily gas. Both packages are located in geological trends where our management and geoscience team has experience and which we have targeted for reserve growth. There can be no assurance that we will be successful in raising any capital or completing any acquisitions.

    6.  We plan to continue to sell non-core properties.

    7. Depending on our success with raising private equity, we may be in a better position to amend or renegotiate our credit facility so that we can be in compliance with all covenants; however, there is no assurance that we will be successful at raising private equity or that the credit facility can be amended or renegotiated.

DEBT FACILITIES

Wells Fargo Facility

In May 1997, we entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to a borrowing base determined every six months by the bank based on our oil and gas reserves that secure the loan. On August 19, 1998, the credit facility was amended resulting in the interest on related borrowings becoming the bank's prime lending rate plus 1%. On December 3, 1998, the credit facility was amended to increase the borrowing base from $5,240,000 to $5,540,000 and waive certain financial covenant defaults to January 15, 1999. On January 16, 1999, the credit facility was amended to extend the waivers on the covenant defaults to March 15, 1999, and the bank has agreed to again amend the credit facility to extend the waivers through May 31, 1999.

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

Stratum Facility

During the fourth quarter 1998, we acquired Stratum's rights and interests in Venus Development, Venus Development's Term Loan, and Venus Development's oil and gas properties in exchange for 1,100,000 shares of the Company's common stock. Accordingly, the Stratum Facility has been terminated. The acquisition of Stratum's interest includes the overriding royalties that they had originally acquired pursuant to the agreement and certain warrants they held to acquire Venus Exploration, Inc. shares held by certain of its shareholders. We recorded, in the fourth quarter of 1998, a non-cash loss of $345,905 due to the early extinguishment of debt as a result of writing off deferred financing costs related to this loan.

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


In 1998, we hired an outside computer consultant to test our computers. The computers that we currently use have been certified as being compliant. We also conducted an internal survey of the software and information systems critical to the Company's operations at its corporate headquarters. As a result, our network server has been upgraded and certified as Year 2000 compliant. Our information systems have been reviewed, and our hardware and software vendors have assured us that those systems were Year 2000 compliant. We have also had an independent computer consultant review the information system, and he has drawn the same conclusion. Based on certifications by its other software information vendors, we believe that the Year 2000 issues directly related to computers, software and information systems at the Company's headquarters will not have a material impact on our business or financial position.

We performed a preliminary review of our non-information technology systems, and it did not reveal any potential problems. We are currently doing a more comprehensive survey of our critical non-information technology systems, which are the oil and gas wells that we operate. That survey should be complete by the end of the third quarter of 1999.

We have mailed more than 500 questionnaires to our major vendors, purchasers of products, customers and service providers, to assist in an assessment of whether they will be Year 2000 compliant. We are currently evaluating those questionnaires, and that evaluation should be complete by June 30, 1999.

At this time, however, we cannot determine what effect, if any, the Year 2000 issues affecting our vendors, customers, other businesses and the numerous local, state, federal and other governmental entities with which we conduct business or by which we are regulated or governed or taxed, will have on our business or financial position. If they are not, such failure could affect our ability to sell oil and gas, and receive payments therefrom, and could affect the ability to get vendors and service providers to provide products and services in support of our operations. For example, if financial institutions sustain a Y2K event failure, it could affect our ability to pay bills and to receive payments owed to us. We are currently working on a contingency plan to deal with such possible disruptions, and we expect to have the plan completed by September 30, 1999.

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


Changes in product prices can also have a significant affect on the value of our oil and gas properties for purposes of determining whether an impairment write-down must be recorded. We reported a non-cash impairment charge in 1998 of $2.8 million primarily due to the decline in prices during the year. Although this write-down does not affect cash flow, it does reduce our tangible net worth, which in turn affects our ability to meet our tangible net worth requirement under our credit facility.


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


AA's reports on the financial statements of the Company (then known as "Xplor Corporation") for 1996 (not included herein) did not contain an adverse opinion or a disclaimer of uncertainty, audit scope or accounting principles. During

1996 and the interim period since the end of the Company's fiscal 1996 year and June 3, 1997, there have not been any disagreements with AA on any matter of accounting principles or practices, financial statements or disclosure, or auditing or scope of procedure, which disagreement(s), if not resolved to the satisfaction of AA, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

         There are seven directors of the Company, each holding office until the next Annual Meeting of Stockholders and until his successor is elected and qualified, or as otherwise provided by the Company's Bylaws or by Delaware law. The following sets forth information regarding the directors of the Company:

            NAME                                 POSITION WITH THE COMPANY                             AGE
            ----                                 -------------------------                             ---
     Eugene L. Ames, Jr.           Chairman of the Board, Chief Executive Officer and Director          65
     John Y. Ames                  President, Chief Operating Officer and Director                      43
     J.C. Anderson                 Director                                                             68
     Martin A. Bell                Director                                                             48
     James W. Gorman               Director                                                             68
     Jere W. McKenny               Director                                                             70
     John H. Pinkerton             Director                                                             45

         EUGENE L. AMES, JR. became Chairman, Chief Executive Officer and a director of the Company following the acquisition of the assets and liabilities of The New Venus Exploration, Inc., a Texas corporation (the "New Venus"). He is a member of the Executive Committee. He has been in the oil and gas business since 1954 and had been associated with New Venus and its predecessor entities since 1962 and chief executive officer of those predecessor entities since 1991. He graduated from the University of Texas at Austin in 1955 with a B.S. degree in Geology. He served from 1991-93 as the Chairman of the Independent Petroleum Association of America, the national trade group representing independent oil and natural gas producers in Washington, D.C., and he currently serves as a member of the Management Committee of the American Petroleum Institute (API).

         JOHN Y. AMES became President, Chief Operating Officer and a director of the Company following the acquisition of New Venus. He is a member of the Executive Committee. He had been associated with New Venus and its predecessor entities as a Vice President since 1984. He became Executive Vice President of those predecessor entities in 1995 and President and Chief Operating Officer in 1996. He is the son of Eugene L. Ames, Jr. He graduated from the University of Texas at Austin in 1978 with a B.B.A. in Petroleum Land Management. He serves as the Regional Governor for the South Texas region of the Independent Petroleum Association of America.

         J.C. ANDERSON is the Chairman and Chief Executive Officer of Anderson Exploration, Ltd., a public oil and gas exploration and development company based in Canada. He founded Anderson Exploration, Ltd., as a private company in 1968 and has been employed by it throughout that period. He holds a B.S. in Petroleum Engineering from the University of Texas at Austin and has over 40 years experience in the oil and gas business.

         MARTIN A. BELL is the Vice Chairman and General Counsel of D. H. Blair Investment Banking Corp. and has been a senior officer of that organization and predecessor companies since 1991. D. H. Blair Investment Banking Corp. is a member of the New York Stock Exchange. He is a member of the Company's Audit Committee.

         JAMES W. GORMAN became a director of the Company following the acquisition of New Venus in 1997. He is a member of the Executive and Compensation Committees. He is a petroleum geologist and has been engaged in the oil and gas business either as a drilling contractor or independent producer for 43 years. He is currently, and has been for more than 5 years, an independent investor in various ventures, including exploration and development of oil and gas properties.

He is President of Cockfield Exploration, Inc., a closely-held oil and gas company based in San Antonio, Texas. He also serves as a member of the Board of Directors of Cullen Frost Bancshares Corporation, a bank holding company (NYSE).


         JERE W. MCKENNY became a director of the Company following the acquisition of New Venus. He is a member of the Audit and Compensation Committees. He has been President of McKenny Energy Co. (oil and gas exploration) since September 1994. In 1977, he became a director and the Vice Chairman of the Board of Kerr-McGee Corp. (oil and gas exploration), and from 1984 until 1993, he also was President and Chief Operating Officer of Kerr-McGee Corp. He is a director of Rutherford-Moran Oil Corp.

         JOHN H. PINKERTON became a director of the Company following the acquisition of New Venus. He has been employed by Lomak Petroleum, Inc. (now Range Resources Corporation) since 1988, of which he was appointed President in 1990 and Chief Executive Officer in 1992. He is a director of Range Resources Corporation, an independent oil and gas operating company, and of North Coast Energy, Inc., an oil and gas exploration and production company in which Lomak acquired an approximately 50% interest in 1996. Prior to joining Range Resources Corporation, he was Senior Vice President of Snyder Oil Corporation. He holds a B.A. degree in Business Administration from Texas Christian University and a M.B.A. from the University of Texas.


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


     NAME                           AGE     POSITION
     ----                           ---     --------
     Eugene L. Ames, Jr.             65     Chairman of the Board of Directors and Chief Executive Officer
     John Y. Ames                    43     President, Chief Operating Officer and Director
     Eugene L. Ames, III             39     Vice President
     Patrick A. Garcia               42     Treasurer and Chief Financial Officer


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


ITEM 11. EXECUTIVE COMPENSATION

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



                           SUMMARY COMPENSATION TABLE


                                                    ANNUAL COMPENSATION
                                                                            SECURITIES
                                                                            UNDERLYING      ALL OTHER
             NAME AND POSITION     FISCAL YEAR    SALARY($)    BONUS ($)    OPTIONS (#)    COMPENSATION
             -----------------     -----------    ---------    ---------    -----------    ------------
                                                                                                (1)
Eugene L. Ames, Jr.,  Chairman &       1998         190,000        - 0 -         40,000           3,354
    Chief Executive Officer (2)        1997         118,750        - 0 -          - 0 -           4,387

James E. Gayle,                        1998          86,500        - 0 -         11,000          42,604(4)
    Executive Vice President (3)       1997          96,000        7,500          - 0 - (5)       - 0 -
                                       1996         112,910        - 0 -          - 0 -           - 0 -

John Y. Ames, President &              1998         106,250        - 0 -         20,000           7,125
   Chief Operating Officer (6)         1997          59,458        - 0 -          - 0 -           4,302

Eugene L. Ames, III,                   1998          86,750        - 0 -         12,000           5,491
    Vice President (7)                 1997          48,208        - 0 -          - 0 -           2,200

Patrick A. Garcia, Treasurer &         1998          78,750        - 0 -         12,000           4,061
     Chief Financial Officer (8)       1997          46,625        - 0 -          - 0 -           2,298


------------------
(1) Except as otherwise specified, this amount consists of cash amounts contributed by Venus Exploration, Inc. to match a portion of the executive's contributions under the 401(k) Plan, group term life insurance provided to employees and personal use of company-owned vehicle.

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

(5) As disclosed in the proxy statement for the Special Meeting of Stockholders held on October 28, 1997, in connection with the acquisition of New Venus, Mr. Gayle surrendered 50,000 of the 150,000 options he received in 1995. In connection with that surrender, the exercise dates of the remaining options were partially accelerated.

(6)      John Y. Ames became President and Chief Operating Officer on May 21,
         1997.

(7)      Eugene L. Ames, III became Vice President on May 21, 1997.

(8) Patrick A. Garcia became Treasurer and Chief Financial Officer on May 21, 1997.

                          OPTION GRANTS IN FISCAL 1998



                                                                                         AT ASSUMED ANNUAL RATES OF STOCK
                                   INDIVIDUAL GRANTS                                    PRICE APPRECIATION FOR OPTION TERM
--------------------------------------------------------------------------------------  ----------------------------------
                                           % OF TOTAL
                          NUMBER OF          OPTIONS
                          SECURITIES       GRANTED TO
                          UNDERLYING      EMPLOYEES IN
                          OPTIONS             FISCAL                       EXPIRATION
          NAME            GRANTED              YEAR       EXERCISE PRICE      DATE          5%                     10%
          ----            ----------      -------------   --------------   -----------  ---------              -----------
Eugene L. Ames, Jr.           40,000             20.00%   $       3.7125      02/28/03  $  41,028              $    90,661
James E. Gayle                11,000              5.50%   $       3.3750      02/29/08  $  10,257              $    22,665
Eugene L. Ames, III           12,000              6.00%   $       3.7125      02/28/03  $  12,308              $    27,198
Patrick A. Garcia             12,000              6.00%   $       3.3750      02/29/08  $  25,470              $    64,547
John Y. Ames                  20,000             10.00%   $       3.7125      02/28/03  $  20,514              $    45,330


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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED IN-THE-MONEY
                             SHARES                     OPTIONS AT DECEMBER 31, 1998   OPTIONS AT DECEMBER 31, 1998 (1)
                           ACQUIRED ON                  ----------------------------   --------------------------------
                           EXERCISE OF      VALUE
          NAME              OPTIONS(#)   REALIZED($)(2) EXERCISABLE    UNEXERCISABLE   EXERCISABLE        UNEXERCISABLE
          ----             -----------   -------------- -----------    -------------   -----------        -------------
Eugene L. Ames, Jr (3).       - 0 -      $        - 0 -      90,584           40,000   $     - 0 -        $       - 0 -

James E. Gayle                - 0 -      $        - 0 -     211,000            - 0 -   $     6,250        $       - 0 -

John Y. Ames                  - 0 -      $        - 0 -      21,901           20,000   $     - 0 -        $       - 0 -

Eugene L. Ames, III           - 0 -      $        - 0 -      12,700           12,000   $     - 0 -        $       - 0 -

Patrick A. Garcia             - 0 -      $        - 0 -       7,229           12,000   $     - 0 -        $       - 0 -


-----------------

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


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

                        AMONG VENUS EXPLORATION INC.,(1)
                               NASDAQ MARKET INDEX
                               AND SIC CODE INDEX

                                                      FISCAL YEAR ENDING
                                                      ------------------

COMPANY                           1993       1994        1995        1996        1997        1998
-------                         --------    -------     -------     -------     -------     -------
Venus Exploration, Inc.          100.000     122.22      144.44      188.89      311.11      122.22
Industry Index                   100.000     104.91      112.92      143.74      134.83       86.35
Broad NASDAQ Market              100.000      96.80      135.44      166.20      203.60      282.27


*    $100 INVESTED ON 12/31/93 IN STOCK OR INDEX
     INCLUDING REINVESTMENT OF DIVIDENDS.
     FISCAL YEAR ENDING DECEMBER 31.

---------

(1) Stock prices shown for dates prior to May 21, 1997 are attributable to Xplor Corporation, and its financial history is not contained in the Company's Annual Report on Form 10-K. Therefore, comparisons of the stock price history with other historical financial data for the period before May 21, 1997 is misleading.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             OWNERSHIP OF SECURITIES

         The following table sets forth the information as of March 31, 1999, regarding the shares of Common Stock owned by and shares of Common Stock underlying options exercisable on or before June 29, 1999 by (i) each person including any group who is known by management to be the beneficial owner of more than 5% of the Common Stock as of such date, (ii) each director and director nominee of the Company, (iii) the Company's executive officers, and
(iv) all directors and executive officers of the Company as a group based upon shares of Common Stock outstanding on such date.


                                                             AMOUNT & NATURE OF
         DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS       BENEFICIAL OWNERSHIP (1)     PERCENT OF CLASS
         ------------------------------------------       ------------------------     ----------------
         Eugene L. Ames, Jr.                                             1,919,105 (2)            15.38%
         John Y. Ames                                                      481,017 (3)             3.86%
         Eugene L. Ames, III                                               329,073 (4)             2.64%
         J. C. Anderson                                                      9,355                     *
         Martin A. Bell                                                     47,642 (5)                 *
         Patrick A. Garcia                                                 160,579 (6)             1.29%
         James W. Gorman                                                   206,938 (7)             1.66%
         Jere W. McKenny                                                    50,341 (8)                 *
         John H. Pinkerton                                                   7,142 (9)                 *
         Directors and Executive Officers as a group                     3,211,192                25.74%
          (9 persons)

                                                             AMOUNT & NATURE OF
         NAME AND ADDRESS OF FIVE PERCENT SHAREHOLDERS    BENEFICIAL OWNERSHIP (1)     PERCENT OF CLASS
         ---------------------------------------------    ------------------------     ----------------
         Eugene L. Ames, Jr                                              1,919,105 (2)            15.38%
         1250 N.E. Loop 410, Suite 1000
         San Antonio, TX 78209.
         J. Morton Davis                                                 1,549,139 (5)            12.42%
         44 Wall Street
         New York, NY  10005
         Range Resources Corporation                                     2,324,532                18.64%
         500 Throckmorton Street
         Fort Worth, TX  76102
         Stratum Group Energy Partners, LP                               1,100,000                 8.82%
         1330 Sixth Avenue, 33rd Floor
         New York, NY  10019

---------------

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

(5) Includes 40,000 exercisable options. Excludes shares owned by D.H. Blair Investment Banking Corp., with which Mr. Bell is employed, as beneficial ownership of such shares is disclaimed by Mr. Bell. Chairman and owner of D.H. Blair is J. Morton Davis, who is deemed to own 1,549,139 shares, including 500,000 exercisable options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COCKFIELD EXPLORATION COMPANY

         The Company currently operates approximately forty-five (45) wells, projects and prospects in which Cockfield Exploration Company owns an interest. Cockfield Exploration Company is owned by Mr. Gorman, a director of the Company or its predecessors since June 1996. All wells and prospects in which Mr. Gorman has participated since becoming a director are operated under project agreements or joint operating agreements entered into prior to Mr. Gorman becoming a director of the Company. Cockfield Exploration Company pays annual joint costs between $10,000 and $100,000 depending upon the level of active drilling during the year. Cockfield Exploration Company received $66,300 last year in proceeds from wells and projects operated by the Company.

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


3.  EXHIBITS

2.1(10) Letter Agreement dated February 4, 1999, between Venus Exploration, Inc., and Petroleum Development Corporation.

2.2(10) Amendment to Letter Agreement dated February 11, 1999, between Venus Exploration, Inc., and Petroleum Development Corporation.


2.3(11) Asset Purchase Agreement among Venus Exploration, Inc. and Allegheny Interests, Inc., et al., dated January 26, 1999.


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


10.6(12) Fourth Amendment to Second Amended and Restated Loan Agreement dated December 3, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.


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

10.10(1) Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

10.11(1)     Executive Employment Agreement dated June 1, 1996, for E.L. Ames,
             Jr.

10.12(9) Settlement Agreement dated November 19, 1998 between Stratum Group, L.P. and Venus Exploration, Inc.

10.13(9) Registration Rights Agreement dated November 30, 1998 between Venus Exploration, Inc. and Stratum Group, L.P.


10.15(12)    Fifth Amendment to Second Amended and Restated Loan Agreement dated
             January 16, 1999 by and between Venus Exploration, Inc. and Wells
             Fargo Bank (Texas), N.A.


16.1(6) Letter from Arthur Andersen LLP regarding change in certifying account dated June 5, 1997

21.(1)       List of Subsidiaries

23.1         Consent of KPMG LLP regarding incorporation by reference.


23.2(12) Consent of Pollard, Gore and Harrison regarding incorporation by reference.


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


        (12) Filed as an exhibit to the Company's original Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.


                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Antonio, Texas, on the 20th day of December, 1999.



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


December 20, 1999
                                          /s/ EUGENE L. AMES, JR.
                                          -----------------------------------
                                          Eugene L. Ames, Jr.
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

December 20, 1999
                                          /s/ JOHN Y. AMES
                                          -----------------------------------
                                          John Y. Ames
                                          President, Director and Chief
                                          Operating Officer

December 20, 1999
                                          /s/ J. C. ANDERSON
                                          -----------------------------------
                                          J. C. Anderson
                                          Director

December 20, 1999
                                          /s/ MARTIN A. BELL
                                          -----------------------------------
                                          Martin A. Bell
                                          Director

December 20, 1999
                                          /s/ JAMES W. GORMAN
                                          -----------------------------------
                                          James W. Gorman
                                          Director

December 20, 1999
                                          /s/ MICHAEL E. LITTLE
                                          -----------------------------------
                                          Michael E. Little
                                          Director

December 20, 1999
                                          /s/ JERE W. MCKENNY
                                          -----------------------------------
                                          Jere W. McKenny
                                          Director

December 20, 1999
                                          /s/ JOHN H. PINKERTON
                                          -----------------------------------
                                          John H. Pinkerton
                                          Director

December 20, 1999
                                          /s/ PATRICK A GARCIA
                                          -----------------------------------
                                          Patrick A. Garcia
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)

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


As discussed in Note 3, the consolidated financial statements have been restated to reduce the amount of impairment expense for the year ended December 31, 1998 to give effect to escalating price assumptions in the impairment calculation.




                                                        KPMG LLP


April 7, 1999, Except as to Note 3 which
     is as of December 20, 1999
San Antonio, Texas

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                        DECEMBER 31,
                                                                              -------------------------------
                                                                                  1998               1997
                                                                              ------------       ------------
ASSETS
     Current assets:
         Cash and equivalents                                                 $    125,832            682,436
         Trade accounts receivable                                                 414,695          2,268,498
         Prepaid expenses and other                                                 77,299            104,967
                                                                              ------------       ------------
                     Total current assets                                          617,826          3,055,901
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                7,138,690          9,100,955
     Other property and equipment, net                                             238,598            273,392
     Deferred financing costs, at cost less
          accumulated amortization                                                  19,226            377,187
     Other assets, at cost less accumulated amortization                           121,574            123,164
                                                                              ------------       ------------
                                                                              $  8,135,914         12,930,599
                                                                              ============       ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                                  1,268,743          3,080,200
         Advances from interest owners                                                  --             17,862
         Other liabilities                                                         433,555            226,778
         Revolving credit agreement                                              5,540,000            500,000
                                                                              ------------       ------------
                     Total current liabilities                                   7,242,298          3,824,840
     Long-term debt                                                                     --          1,505,329
     Other long-term liabilities                                                    22,591             26,524
                                                                              ------------       ------------
                     Total liabilities                                           7,264,889          5,356,693
                                                                              ------------       ------------
     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding                                   --                 --
         Common stock; par value of $.01; 30,000,000 shares
              authorized; 10,971,325 and 9,736,815 shares issued
              and outstanding in 1998 and 1997, respectively                       109,713             97,368
         Additional paid-in capital                                             17,209,042         15,010,189
         Accumulated deficit                                                   (16,203,980)        (7,533,651)
         Unearned compensation                                                    (243,750)                --
                                                                              ------------       ------------
                     Total shareholders' equity                                    871,025          7,573,906

     Commitments and contingencies
                                                                              ------------       ------------
                                                                              $  8,135,914       $ 12,930,599
                                                                              ============       ============


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------------
                                                                      1998               1997               1996
                                                                  ------------       ------------       ------------
Oil and gas revenues                                              $  2,804,749          2,476,040            543,233
                                                                  ------------       ------------       ------------
Costs of operations:
    Production expense                                               1,609,733            963,822            286,030
    Exploration expenses, including dry holes                        1,261,557            504,983            116,905
    Impairment of oil and gas properties                             2,803,152          1,051,617            981,178
    Depreciation, depletion and amortization                         1,774,999          1,078,942             76,286
    General and administrative                                       3,174,156          2,923,764          1,374,541
                                                                  ------------       ------------       ------------
             Total expenses                                         10,623,597          6,523,128          2,834,940
                                                                  ------------       ------------       ------------
             Operating profit (loss)                                (7,818,848)        (4,047,088)        (2,291,707)
                                                                  ------------       ------------       ------------
Other income (expense):
    Interest expense                                                  (568,085)          (203,213)           (10,331)
    Gain on sale of assets                                              30,007              4,920            239,792
    Interest and other income                                           32,502             77,658             55,428
                                                                  ------------       ------------       ------------
                                                                      (505,576)          (120,635)           284,889
                                                                  ------------       ------------       ------------
              Loss before extraordinary item                        (8,324,424)        (4,167,723)        (2,006,818)
Extraordinary loss on early extinguishment of debt                     345,905                 --                 --
                                                                  ------------       ------------       ------------
             Net loss                                             $ (8,670,329)        (4,167,723)        (2,006,818)
                                                                  ============       ============       ============


Basic and diluted earnings (loss) per share:
    Loss before extraordinary item                                $      (0.84)             (0.57)             (0.60)

    Extraordinary loss on early extinguishment of debt            $      (0.03)               --                 --
                                                                  ------------       ------------       ------------

    Net loss                                                      $      (0.87)             (0.57)             (0.60)
                                                                  ============       ============       ============
Common shares and equivalents outstanding:
    Basic                                                            9,934,251          7,270,357          3,322,121
                                                                  ============       ============       ============

    Diluted                                                          9,934,251          7,270,357          3,322,121
                                                                  ============       ============       ============


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                  COMMON STOCK
                                                      --------------------------------------------------------------------
                                                                            VENUS              VENUS
                                                                             OIL            EXPLORATION,      ADDITIONAL
                                                         ISSUED            COMPANY              INC.            PAID-IN
                                                         SHARES            AMOUNTS            AMOUNTS           CAPITAL
                                                      ------------       ------------       ------------      ------------

Balances, December 31, 1995                                  3,215       $      3,215       $         --      $         --
     Net loss                                                   --                 --                 --                --
     Cash distribution                                          --                 --                 --                --
     Distributions of assets not
          transferred to Venus Energy PLC
          and purchase price of properties
          transferred                                       (3,215)            (3,215)                --                --
     Stock issued by Venus
          Energy PLC                                     3,322,121                 --             33,221           993,519
     Compensation costs for stock
          options                                               --                 --                 --           283,430
     Warrants to acquire shares
          issued under financing
          arrangements                                          --                 --                 --            25,000
                                                      ------------       ------------       ------------      ------------
Balances, December 31, 1996                              3,322,121                 --             33,221         1,301,949
     Net loss                                                   --                 --                 --                --
     Conversion of preference shares                     2,041,674                 --             20,417         4,934,583
     Compensation costs for stock options                       --                 --                 --           252,002
     Stock options exercised                               298,678                 --              2,987            58,083
     Acquisition of Xplor and Lomak                      4,074,342                 --             40,743         8,463,572
                                                      ------------       ------------       ------------      ------------
Balances, December 31, 1997                              9,736,815                 --             97,368        15,010,189
     Net loss                                                   --                 --                 --                --
     Stock issued:
        Stratum settlement                               1,100,000                 --             11,000         1,756,500
        Other                                              134,510                 --              1,345           442,353
     Earned compensation                                        --                 --                 --                --
                                                      ------------       ------------       ------------      ------------
Balances, December 31, 1998                             10,971,325       $         --       $    109,713      $ 17,209,042
                                                      ============       ============       ============      ============


                                                                                              TOTAL
                                                       RETAINED                             SHAREHOLDERS'
                                                       EARNINGS          UNEARNED             EQUITY
                                                       (DEFICIT)         COMPENSATION        (DEFICIT)
                                                      ------------       ------------       ------------

Balances, December 31, 1995                           $  2,237,858       $         --       $  2,241,073
     Net loss                                           (2,006,818)                --         (2,006,818)
     Cash distribution                                     (35,220)                --            (35,220)
     Distributions of assets not
          transferred to Venus Energy PLC
          and purchase price of properties
          transferred                                   (3,561,748)                --         (3,564,963)
     Stock issued by Venus
          Energy PLC                                            --                 --          1,026,740
     Compensation costs for stock
          options                                               --                 --            283,430
     Warrants to acquire shares
          issued under financing
          arrangements                                          --                 --             25,000
                                                      ------------       ------------       ------------
Balances, December 31, 1996                             (3,365,928)                --         (2,030,758)
     Net loss                                           (4,167,723)                --         (4,167,723)
     Conversion of preference shares                            --                 --          4,955,000
     Compensation costs for stock options                       --                 --            252,002
     Stock options exercised                                    --                 --             61,070
     Acquisition of Xplor and Lomak                             --                 --          8,504,315
                                                      ------------       ------------       ------------
Balances, December 31, 1997                             (7,533,651)                --          7,573,906
     Net loss                                           (8,670,329)                --         (8,670,329)
     Stock issued:
        Stratum settlement                                      --                 --          1,767,500
        Other                                                   --           (337,500)           106,198
     Earned compensation                                        --             93,750             93,750
                                                      ------------       ------------       ------------
Balances, December 31, 1998                           $(16,203,980)      $   (243,750)      $    871,025
                                                      ============       ============       ============


     See accompanying notes to consolidated financial statements.

                                VENUS EXPLORATION, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------------------------
                                                                                        1998             1997             1996
                                                                                    ------------     ------------     ------------
Operating Activities:
    Net earnings (loss)                                                             $ (8,670,329)      (4,167,723)      (2,006,818)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas properties           1,774,999        1,078,942           76,286
          Other depreciation and amortization                                            263,985          241,198           59,635
          Impairments, abandoned leases, and dry hole costs                            3,350,260        1,113,335          981,178
          Gain on sale of property and equipment                                         (30,007)          (4,920)        (124,369)
          Gain on investment transactions                                                     --               --         (115,423)
          Loss on early extinguishment of debt                                           345,905               --               --
          Compensation expense for stock and stock options                               161,198          252,002          283,430
          Changes in operating assets and liabilities:
              Trade accounts receivable                                                1,853,803       (1,181,821)        (332,691)
              Prepaid expenses and other                                                  27,668          (71,277)          68,138
              Trade accounts payable                                                  (1,793,957)       1,564,483          516,708
              Advances from interest owners                                              (17,862)        (327,039)         187,493
              Other liabilities                                                          206,777          226,778               --
                                                                                    ------------     ------------     ------------
                    Net cash used in operating activities                             (2,527,560)      (1,276,042)        (406,433)
                                                                                    ------------     ------------     ------------
 Investing Activities:
    Capital expenditures                                                              (3,271,352)      (4,394,687)      (2,401,351)
    Cash acquired in business combination                                                     --        2,920,630               --
    Net proceeds on sale of investment securities                                             --               --          165,423
    Proceeds from sales of property and equipment                                        160,733           97,908          331,620
                                                                                    ------------     ------------     ------------
                    Net cash used in investing activities                             (3,110,619)      (1,376,149)      (1,904,308)
                                                                                    ------------     ------------     ------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and revolving credit agreement        7,492,202        2,277,824          150,000
    Principal payments on long-term debt                                              (2,355,832)        (272,495)        (150,000)
    Distributions                                                                             --               --       (2,650,908)
    Deferred financing costs                                                             (76,045)         (35,689)        (289,267)
    Proceeds from issuance of stock                                                       21,250               --        5,981,740
    Proceeds from options exercised                                                           --           61,070               --
                                                                                    ------------     ------------     ------------
                    Net cash provided by financing activities                          5,081,575        2,030,710        3,041,565
                                                                                    ------------     ------------     ------------
    Increase (decrease) in cash and equivalents                                         (556,604)        (621,481)         730,824
    Cash and equivalents, beginning of year                                              682,436        1,303,917          573,093
                                                                                    ------------     ------------     ------------
    Cash and equivalents, end of year                                               $    125,832          682,436        1,303,917
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

     On May 21, 1997, the Company completed a reverse acquisition. The Company is deemed to have acquired all of the assets and liabilities of Xplor Corporation ("Xplor"), a Delaware corporation, in exchange for the issuance to the Xplor shareholders of 2,037,171 shares of the Company's common stock and of warrants and options to purchase 926,000 additional shares of the Company's common stock. Simultaneously, the Company is deemed to have acquired oil and gas properties of two wholly-owned affiliates of Lomak Petroleum, Inc., (together, "Lomak") in exchange for 2,037,171 shares of the Company's common stock and of warrants to purchase another 272,353 shares of the Company's common stock. Lomak also acquired 97,008 shares of the common stock in a third party transaction. The outcome of these transactions (collectively, the "Acquisition"), is that (i) the former stockholders of the Company owned 58% of the survivor's outstanding stock, and thus voting control; (ii) Lomak acquired 22%; and (iii) the Xplor shareholders owned 20%.

     For financial reporting purposes, the transactions described above have been accounted for as a reverse acquisition whereby New Venus is deemed to be the acquirer. Accordingly, the historical consolidated financial statements of the Company and predecessor entities are presented as the historical consolidated financial statements of the Company and the assets acquired and liabilities assumed from Xplor and Lomak have been recorded at fair value as of the date of the combination as required under purchase accounting. The consolidated financial statements reflect the operations solely of Venus Exploration, Inc. for the periods prior to May 21, 1997, whereas such financial statements reflect the operations of the combined entities for the period subsequent to May 21, 1997.

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

     Selected results of operations (in thousands, except per share data) on a pro forma basis as if the Acquisition had occurred on January 1, 1996 are as follows:

                                                                                             (UNAUDITED)
                                                                                       YEARS ENDED DECEMBER 31,
                                                                                       ------------------------
                                                                                         1997            1996
                                                                                       --------        --------
            Revenues                                                                   $  3,347        $  3,039
                                                                                       ========        ========
            Net income (loss)                                                          $ (4,133)       $  1,736
                                                                                       ========        ========
            Net earnings (loss) per share
              (basic and diluted)                                                      $  (0.43)       $  (0.18)
                                                                                       ========        ========
            Number of shares used in calculation                                          9,717           9,701
                                                                                       ========        ========

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


         Capitalized costs of proved properties are periodically reviewed for impairment on a field-by-field basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values generally determined on a discounted cash flow basis. In determining if an impairment is necessary, the Company estimates future cash flows based on proved reserves and its estimate of future commodity prices. The Company's current future price assumption is based on weighing future price scenarios over a range the Company believes is reasonable for estimating the fair values of its oil and gas properties.


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

     (g) Deferred Financing Costs

         Deferred financing costs consist of costs associated with obtaining the Company's debt agreements, as discussed in Note 5, which are amortized over the expected term of the related borrowings.

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

(3)  OIL AND GAS PROPERTIES

     Oil and gas properties consist of the following at December 31, 1998 and 1997:


                                                                                              1998               1997
                                                                                          ------------       ------------
Proved properties                                                                         $ 10,390,206         10,207,906
Unproved property                                                                              484,877            871,151
                                                                                          ------------       ------------
                                                                                            10,875,083         11,079,057
Less accumulated depreciation, depletion, and amortization                                  (3,736,393)        (1,978,102)
                                                                                          ------------       ------------
                                                                                          $  7,138,690          9,100,955
                                                                                          ============       ============



     The impairment of oil and gas properties recognized in 1998 and 1997 includes a write-down of proved properties of approximately $2,803,000 and $1,052,000, respectively. Impairment is recognized only if the carrying amount of a property is greater than its expected future cash flows based on proved reserves and estimated future commodity prices. The amount of the impairment is based on the estimated fair value of the property.



     The accompanying financial statements for the year ended December 31, 1998, have been restated to reduce the impairment expense and the amount of the net loss by $740,000. This restatement was made to give effect to escalating price assumptions in the impairment calculation.



     Subsequent to December 31, 1998, the Company sold certain oil and gas properties for approximately $2,238,000. The carrying value of one of the properties at December 31, 1998 was adjusted to its subsequent sales price. Approximately $1,650,000 of the sales proceeds was used to pay down the Company's bank debt.


(4)  OTHER PROPERTY AND EQUIPMENT

     Other property and equipment consists of the following at December 31, 1998 and 1997:

                                                                                              1998               1997
                                                                                          ------------       ------------

Transportation equipment                                                                  $      6,293             72,573
Furniture, fixtures and office equipment                                                       521,631            452,236
Geophysical interpretation system                                                              118,516            118,516
                                                                                          ------------       ------------
                                                                                               646,440            643,325
Less accumulated depreciation                                                                 (407,842)          (369,933)
                                                                                          ------------       ------------
                                                                                          $    238,598            273,392
                                                                                          ============       ============

(5)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                                              1998              1997
                                                                                          ------------      ------------

     Revolving credit due on June 30, 2000 (classified as a current liability)            $  5,540,000           500,000
     Subsidiary term loan                                                                           --         1,505,329
                                                                                          ------------      ------------
                                                                                          $  5,540,000         2,005,329
                                                                                          ============      ============

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

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:


                                                                                        1998               1997
                                                                                    ------------       ------------
Deferred tax assets:
    Oil and gas and other property and
      equipment, principally due to differences
      in depreciation, depletion, and amortization                                  $    838,000       $         --
    Stock and stock option expense recorded for
      financial reporting purposes                                                        35,000            198,000
    Net operating loss carryforwards                                                   3,879,000          1,595,000
    Depletion carryforwards                                                               97,000                 --
    Other                                                                                 38,000                 --
                                                                                    ------------       ------------
    Total gross deferred tax assets                                                    4,887,000          1,793,000
    Less valuation allowance                                                          (4,887,000)        (1,697,000)
                                                                                    ------------       ------------
    Net deferred tax assets                                                                   --             96,000

Deferred tax liabilities:
    Deferred financing costs,
       principally due to
       differences in amortization                                                            --            (53,000)
    Oil and gas and other property
       and equipment, principally
       due to differences in
       depreciation, depletion, and amortization                                              --            (43,000)
                                                                                    ------------       ------------
    Net deferred tax asset                                                          $         --       $         --
                                                                                    ============       ============



     The valuation allowance for deferred tax assets as of January 1, 1998 and 1997 was $1,697,000 and $1,271,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $3,190,000 and $426,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax asset at December 31, 1998 and 1997 has been offset entirely by a valuation allowance due to the uncertainty of the ultimate realization of such benefits.


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

     As described in Note 1, on May 21, 1997 the Company completed a reverse acquisition. The Company is deemed to have acquired all of the assets and liabilities of Xplor Corporation ("Xplor"), a Delaware corporation, in exchange for the issuance to the Xplor shareholders of 2,037,171 shares of the Company's common stock and of warrants and options to purchase 926,000 additional shares of the Company's common stock. Simultaneously, the Company is deemed to have acquired oil and gas properties of two wholly-owned affiliates of Lomak Petroleum, Inc., (together, "Lomak") in exchange for 2,037,171 shares of the Company's common stock and of warrants to purchase another 272,353 shares of the Company's common stock. Lomak also acquired 97,008 shares of the common stock in a third party transaction. The outcome of these transactions (collectively, the "Acquisition"), is that (I) the former stockholders of the Company owned 58% of the survivor's outstanding stock, and thus voting control; (ii) Lomak acquired 22%; and (iii) the Xplor shareholders owned 20%.


     The following table list warrants outstanding at December 31, 1998 and 1997.

                                                            Warrants Outstanding
                                            ---------------------------------------------------

                                            Exercise          Expiration              Number of
                                             Price               Date                 Warrants
                                            --------          ----------              ---------
                                            $  2.00           October 23, 2000          500,000
                                            $  3.00           October 23, 2000          544,706
                                                                                      ---------
                           Outstanding at December 31, 1998 and 1997                  1,044,706
                                                                                      =========

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

                                                         YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------
                                                       1998                    1997
                                              ---------------------    ---------------------
                                                           WEIGHTED                 WEIGHTED
                                                           AVERAGE                  AVERAGE
                                                           EXERCISE                 EXERCISE
                                               OPTIONS      PRICE       OPTIONS      PRICE
                                              --------     --------    --------     --------
          Options outstanding,
              beginning of period              390,000     $  1.782     262,678     $  0.389

          Cancelled                            (79,000)    $  1.500          --           --

          Granted                              218,000     $  3.373          --           --

          Assumed from Xplor                        --           --     426,000        1.770

          Exercised                            (10,000)    $  2.125    (298,678)       0.204
                                              --------     --------    --------     --------

          Options outstanding,
              end of period                    519,000     $  2.382     390,000        1.782
                                              ========     ========    ========     ========
          Options exercisable,
              end of period                    344,500     $  1.756     350,415        1.814
                                              ========     ========    ========     ========

     The following summarizes information about stock options outstanding at December 31, 1998:

                                                     OPTIONS OUTSTANDING
------------------------------------------------------------------------------------------------------------
                                                                  WEIGHTED AVERAGE
      RANGE OF                                NUMBER            REMAINING CONTRACTUAL       WEIGHTED AVERAGE
   EXERCISE PRICE                           OUTSTANDING                 LIFE                 EXERCISE PRICE
   --------------                           -----------         ---------------------       ----------------

   $1.25 - $1.49                               120,000                 5.36 years                 $ 1.30
   $1.50 - $1.99                               130,000                 6.52 years                 $ 1.56
   $2.00 - $2.99                                38,000                 8.89 years                 $ 2.07
   $3.00 - $3.71                               231,000                 5.29 years                 $ 3.46

     The Company applies APB No. 25 in accounting for its stock option plan, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based upon the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:


                                                                          1998
                                                                          ----
                                        Net loss:
                                           As reported                $(8,670,329)
                                           Pro forma                   (8,781,919)

                                        Earnings (loss) per
                                         share:
                                           As reported                $       .87
                                           Pro forma                         (.88)


                                        Expected life (years)           4-9 years
                                        Interest rate                  4.44%-5.03%
                                        Volatility                       72.85%
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

(11) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain automobiles under noncancelable operating leases. The following is a schedule of future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 1998:


YEARS ENDING DECEMBER 31,
       1999                                                                             $   301,128
       2000                                                                                 299,300
       2001                                                                                 287,535
       2002                                                                                 263,137
                                                                                        -----------
       Total future minimum lease payments                                              $ 1,151,100
                                                                                        ===========


     Rental expense under operating leases was $335,860, $201,057, and $101,524 for the years ended December 31, 1998, 1997, and 1996, respectively.

(12) SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     (a) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                                                                   YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                         1998              1997               1996
                                                                     ------------      ------------       ------------
         Property acquisition costs:

             Proved                                                   $  189,053         $5,640,955                 --

             Unproved                                                    130,686            224,650            569,906

         Exploration costs                                             1,791,454          1,340,081             92,287

         Development costs                                             2,589,804          2,612,224          1,614,881

     The proved property acquisition costs for 1997 includes the properties acquired from Lomak and Xplor.

    (b) Results of Operations for Oil and Gas Producing Properties


                                                                               YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                        1998             1997             1996
                                                                    ------------     ------------     ------------
Oil and gas revenues                                                $  2,804,749     $  2,476,040          543,233
Production expense                                                    (1,609,733)        (963,822)        (286,030)
Exploration expenses, including dry holes                             (1,261,557)        (504,983)        (116,905)
Impairment of oil and gas properties                                  (2,803,152)      (1,051,617)        (981,178)
Depreciation, depletion and amortization                              (1,774,999)      (1,078,942)         (76,286)
                                                                    ------------     ------------     ------------

Operating loss                                                        (4,644,692)      (1,123,324)        (917,166)
Income tax expense                                                            --               --               --
                                                                    ------------     ------------     ------------
Results of operations from producing activities                     $ (4,644,692)    $ (1,123,324)        (917,166)
                                                                    ============     ============     ============

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

                                                                       YEARS ENDED DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                      1998                      1997                      1996
                                               -------------------       -------------------       -------------------
                                                OIL          GAS          OIL          GAS          OIL          GAS
                                               (MBBL)       (MMCF)       (MBBL)       (MMCF)       (MBBL)       (MMCF)
                                               ------       ------       ------       ------       ------       ------
     PROVED DEVELOPED AND
     UNDEVELOPED RESERVES:

     Beginning of the year                        977        6,491          225        1,460          446        2,326
       Revision of previous
         estimates                               (154)         483           (9)        (159)        (198)        (797)
       Extensions, discoveries and
         additions                                  4        2,467          251        1,838           --           --
       Purchases                                   --           --          591        3,762           --           --
       Production                                (119)        (572)         (81)        (410)         (23)         (69)
                                               ------       ------       ------       ------       ------       ------
     End of year                                  708        8,869          977        6,491          225        1,460
                                               ======       ======       ======       ======       ======       ======

     PROVED DEVELOPED RESERVES:

     Beginning of the year                        634        5,337          107          523          125          356
                                               ======       ======       ======       ======       ======       ======
     End of the year                              468        6,174          634        5,337          107          523
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

         These estimates were computed by applying appropriate current oil and natural gas prices to estimated future production of proved oil and gas reserves over the economic lives of the reserves and assuming continuation of existing economic conditions. Year ended 1998 calculations were made utilizing prices for oil and natural gas that existed at December 31, 1998 of $10.31 per barrel and $2.14 per Mcf, respectively. Income taxes are computed by applying the statutory federal income tax rate to the net cash inflows relating to proved oil and gas reserves less the tax bases of the properties involved and giving effect to net operating loss carryforwards, tax credits and allowances relating to such properties. The reserve volumes provided by the independent petroleum engineers are estimates only and should not be construed as exact quantities. These reserves may or may not be recovered and may increase or decrease as result of future operations of the Company and changes in market conditions.

                                                                             YEARS ENDED DECEMBER 31,
                                                                                 (IN  THOUSANDS)
                                                                      1998             1997             1996
                                                                   ----------       ----------       ----------
     Future cash inflow                                            $   24,477           33,097            7,955
     Future development costs                                          (2,051)          (2,840)            (889)
     Future production costs                                           (7,405)         (11,421)          (2,481)
                                                                   ----------       ----------       ----------
     Future net cash flows before
         income taxes                                                  15,021           18,836            4,585
     10% annual discount                                               (6,883)          (7,439)          (1,633)
     Discounted income taxes                                                *                *                *
                                                                   ----------       ----------       ----------
     Standardized measure of
         discounted future net cash flows                          $    8,138           11,397            2,952
                                                                   ==========       ==========       ==========


     (*) No income tax expense has been reflected as the operations were conducted by Venus Oil Company, the New Venus' predecessor which is an S Corporation, and the Company had operating loss carryforwards from oil and gas operations and sufficient tax basis in oil and gas properties to offset the future net cash flows before income taxes.

     (e) Principal Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                            YEARS ENDED DECEMBER 31,
                                                                                 (IN  THOUSANDS)
                                                                      1998             1997             1996
                                                                   ----------       ----------       ----------
     Standardized measure of discounted
         Future net cash flows, beginning of year                  $   11,397            2,952            4,336
     Revisions of previous quantity estimates                          (2,719)            (649)          (3,937)
     Net changes in prices and production costs                        (4,220)            (800)             589
     Changes in estimated future development costs                      1,585              314              208
     Development costs incurred during period that
         Reduced future development costs                                 524              494            1,200
     Purchases                                                             --            6,115               --
     Extensions or discoveries                                          1,580            4,188               --
     Sales of oil and gas produced during period,
         Net of production costs                                       (1,149)          (1,512)            (257)
     Accretion of discount                                              1,140              295              434
     Other (changes in production rates, timing and other)                 --               --              379
                                                                   ----------       ----------       ----------
     Standardized measure of discounted
            future net cash flows, end of year                     $    8,138           11,397            2,952
                                                                   ==========       ==========       ==========


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

(13) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for 1998 and 1997 (in thousands, except per share data) are as follows:


                                                          FIRST         SECOND          THIRD         FOURTH
                                                         QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                                         --------       --------       --------       --------       --------
              1998
              ----
     Oil and gas revenues                                $    941            723            659            482          2,805

     Operating profit (loss)                               (1,397)        (2,616)          (917)        (2,888)        (7,819)

     Net income (loss)                                     (1,466)        (2,742)        (1,098)        (3,364)        (8,670)

     Earnings (loss) per share -
        basic and diluted                                   (0.15)         (0.28)         (0.11)         (0.33)         (0.87)

              1997
              ----

     Oil and gas revenues                                $    135            624          1,174            543          2,476

     Operating profit (loss)                               (1,092)          (556)          (431)        (1,968)        (4,047)

     Net income (loss)                                     (1,121)          (579)          (456)        (2,012)        (4,168)

     Earnings (loss) per share -
        basic and diluted                                   (0.34)         (0.09)         (0.05)         (0.21)         (0.57)



     The fourth quarters of 1998 and 1997 include adjustments to reflect the impairment of oil and gas properties of approximately $888,000 and $620,000, respectively. Also included in the fourth quarter of 1997 is an adjustment of approximately $425,000 to record reversals of oil and gas revenues which had been estimated through the third quarter principally related to the properties from the Acquisition. The sum of the quarterly earnings per share will not necessarily equal earnings per share for the entire year.


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

(15) LIQUIDITY


     The Company incurred net losses of $2,006,818 for the year ended December 31, 1996, $4,167,723 for the year ended December 31, 1997, and $8,670,329 for the year ended December 31, 1998. Unless the Company is successful in raising capital to successfully develop existing properties or acquire income producing properties, the Company expects operating losses and negative cash flows to continue for the foreseeable future. At December 31, 1998, the Company had an accumulated deficit of $16,203,980. In addition, the Company has incurred significant indebtedness, and at December 31, 1998, was not in compliance with the tangible net worth and current ratio requirements of the Credit Agreement. Those requirements have been waived by the bank through May 31, 1999. The lender could elect, subsequent to the period waived, to declare all amounts borrowed under the Credit Agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets. As a result of these factors, there is doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                INDEX TO EXHIBITS


EXHIBIT NO.  ITEM
-----------  ----
2.1(10)      Letter Agreement dated February 4, 1999, between Venus Exploration,
             Inc., and Petroleum Development Corporation.

2.2(10)      Amendment to Letter Agreement dated February 11, 1999, between
             Venus Exploration, Inc., and Petroleum Development Corporation.

2.3(11)      Asset Purchase Agreement among Venus Exploration, Inc. and
             Allegheny Interests, Inc., et al., dated January 26, 1999

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

10.6(12) Fourth Amendment to Second Amended and Restated Loan Agreement dated December 3, 1998 by and between Venus Exploration, Inc. and
             Wells Fargo Bank (Texas), N.A.

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

10.10(1) Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

10.11(1)     Executive Employment Agreement dated June 1, 1996, for E.L. Ames,
             Jr.

10.12(9)     Settlement Agreement dated November 19, 1998 between Stratum Group,
             L.P. and Venus Exploration, Inc.

10.13(9)     Registration Rights Agreement dated November 30, 1998 between Venus
             Exploration, Inc. and Stratum Group, L.P.

10.15(12)    Fifth Amendment to Second Amended and Restated Loan Agreement dated
             January 16, 1999 by and between Venus Exploration, Inc. and Wells
             Fargo Bank (Texas), N.A.

16.1(6) Letter from Arthur Andersen LLP regarding change in certifying account dated June 5, 1997

21.(1)       List of Subsidiaries

23.1         Consent of KPMG LLP regarding incorporation by reference.

23.2(12) Consent of Pollard, Gore and Harrison regarding incorporation by reference.

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

        (12) Filed as an exhibit to the Company's original Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.