Form 10-Q/A
period 1999-03-31
VENUS EXPLORATION INC
filed 1999-12-21
CIK 312037

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)
                       SECURITIES AND EXCHANGE COMMISSION


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

Yes  X   No
    ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at May 14, 1999
                  -----                        ---------------------------
      Common Stock $.01 par value                   10,982,365 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES



THIS FIRST AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999 IS BEING FILED TO RESTATE THE UNAUDITED FINANCIAL STATEMENTS IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONNECTION WITH VENUS EXPLORATION, INC.'S REGISTRATION STATEMENT ON FORM S-3 AND THE FIRST AMENDMENT TO THE FORM S-3 FILED ON MARCH 5, 1999, AND SEPTEMBER 8, 1999, RESPECTIVELY, AND PROXY STATEMENT FILED ON SEPTEMBER 8, 1999, AND AMENDMENTS FILED ON NOVEMBER 19, 1999, AND DECEMBER 6, 1999. THE FINANCIAL STATEMENTS
HAVE BEEN RESTATED TO REFLECT REVISED NON-CASH IMPAIRMENT ESTIMATES FOR THE YEAR ENDED DECEMBER 31, 1998, AND RELATED REVISED PROVISIONS FOR DEPRECIATION, DEPLETION AND AMORTIZATION IN THE CURRENT PERIOD.



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

                         PART I - FINANCIAL INFORMATION

                    Item 1. FINANCIAL STATEMENTS (UNAUDITED)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                    March 31,
                                                                                     1999       December 31,
                                                                                  (Unaudited)       1998
                                                                                  -----------   ------------
                                                                                        (In thousands)
ASSETS
    CURRENT ASSETS
       Cash and equivalents                                                         $     71      $    126
       Trade accounts receivable and other                                               515           492
                                                                                    --------      --------
              TOTAL CURRENT ASSETS                                                       586           618

    OIL AND GAS PROPERTIES AND EQUIPMENT,
       net(successful efforts method), at cost                                         5,310         7,139

    OTHER PROPERTY AND EQUIPMENT, net                                                    212           238


    DEFERRED FINANCING COSTS,
       at cost less accumulated amortization                                              12            19

    OTHER ASSETS, at cost less accumulated amortization                                  100           122
                                                                                    --------      --------
      TOTAL ASSETS                                                                  $  6,220      $  8,136
                                                                                    ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
       Trade accounts payable                                                       $  1,350      $  1,269
       Other liabilities                                                                 243           433
       Revolving credit agreement                                                      3,810         5,540
                                                                                    --------      --------
             TOTAL CURRENT LIABILITIES                                                 5,403         7,242

    OTHER LONG-TERM LIABILITIES                                                           22            23
                                                                                    --------      --------
           TOTAL LIABILITIES                                                           5,425         7,265
                                                                                    --------      --------

    SHAREHOLDERS' EQUITY
       Preferred stock, par value of $.01;
          5,000,000 shares authorized; none issued                                        --            --
       Common stock, par value of $.01;
          30,000,000 shares authorized; 10,982,365 and 10,971,325 shares issued and outstanding as of March 31, 1999
          and December 31, 1998, respectively                                            110           110

       Additional paid-in capital                                                     17,235        17,209
       Retained earnings (deficit)                                                   (16,334)      (16,204)
       Unearned compensation - restricted stock                                         (216)         (244)
                                                                                    --------      --------


TOTAL SHAREHOLDERS' EQUITY                                                               795           871
                                                                                    --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $  6,220      $  8,136
                                                                                    ========      ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                1999                     1998
                                                              -------                   -------
                                                             (In thousands, except per share data)
OIL AND GAS REVENUES                                          $   385                   $   941
                                                              -------                   -------

EXPENSES
     Production expense                                           230                       441
     Exploration expense, including dry holes                     239                       140
     Impairment of oil and gas properties                          --                       715
     Depreciation, depletion and amortization                     141                       341
     General and administrative                                   607                       701
                                                              -------                   -------

               Total expenses                                   1,217                     2,338
                                                              -------                   -------

Operating profit (loss)                                          (832)                   (1,397)
                                                              -------                   -------

OTHER INCOME (EXPENSE)
     Interest expense                                            (105)                      (82)
     Gain on sale of assets                                       794                        --
     Interest and other income                                     13                        13
                                                              -------                   -------

                                                                  702                       (69)
                                                              -------                   -------

               Net earnings (loss)                            $  (130)                  $(1,466)
                                                              =======                   =======

Earnings (loss) per share,
     Basic and diluted                                        $ (0.01)                  $ (0.15)
                                                              =======                   =======

Common shares and equivalents outstanding,
     Basic and diluted                                         10,981                     9,771
                                                              =======                   =======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                VENUS EXPLORATION, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1999              1998
                                                           -------          -------
                                                                (In thousands)
OPERATING ACTIVITIES
   Net earnings (loss)                                     $  (130)         $(1,466)
   Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation, depletion and amortization                   191              397

    Impairments, abandoned leases and dry hole costs            --              715
    Gain on sale of property and equipment                    (794)              --
    Compensation expense for restricted stock,
      stock options and stock granted                           54                9

    Change in operating assets and liabilities:
      Decrease (increase) in trade accounts receivable
      and other                                                (23)             885
      Increase (decrease) in trade accounts payable             82             (474)
      Increase (decrease) in advances from interest
      owners                                                    --                8
      Decrease in other liabilities                           (191)             (67)
                                                           -------          -------

Net cash provided by (used in) operating activities           (811)               7
                                                           -------          -------


INVESTING ACTIVITIES
   Capital expenditures                                       (100)          (1,185)
   Net proceeds from sales of property and equipment         2,586               --
                                                           -------          -------
Net cash provided by (used in) investing activities          2,486           (1,185)
                                                           -------          -------

FINANCING ACTIVITIES
   Net proceeds from issuance of long-term debt
     and revolving credit agreement                             16            2,253
   Principal payments on long-term debt                     (1,746)             (28)
   Deferred financing costs                                     --              (20)
                                                           -------          -------

Net cash provided by (used in) financing activities         (1,730)           2,205
                                                           -------          -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                    (55)           1,027


CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                    126              682
                                                           -------          -------


CASH AND EQUIVALENTS AT END OF PERIOD                      $    71          $ 1,709
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


     The financial statements as of and for the three months ended March 31, 1999, have been restated to give effect to revised impairment provisions as of December 31, 1998, and the related revised provisions for depreciation, depletion and amortization and gain and loss on sale of assets in the current period.


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


     Net cash used in operating activities during the three months ended March 31, 1999, was $811,000, whereas $7,000 was provided by operating activities for the same three-month period in 1998. During the first three months of 1999, the Company realized a net loss of $130,000. This compares with a net loss of $1,466,000 for the first three months of 1998. These losses include non cash expenses (impairments, depreciation, depletion and amortization, and compensation expense for restricted stock and stock options) totaling $245,000 in 1999 and $1,121,000 in 1998. The 1999 loss reflects a gain of $794,000 from the sale of long term assets.


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

Three Months Ended March 31, 1999 and 1998


    The Company reported a net loss of $130,000 for the quarter ended March 31, 1999, compared to last year's net loss of $1,466,000 for the same period. This $1,336,000 decrease in loss is primarily attributable to the gain from the sale of properties ($794,000) and the reduction in oil and gas impairments ($715,000).


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


    Depreciation, depletion and amortization decreased by $200,000 due to the sale of properties ($10,300), the decline in production rates ($131,140), and the lower cost basis in the properties due to the impairments recorded in 1998 ($58,560).


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


          10.1 Sixth Amendment to Second Amended and Restated Loan Agreement dated March 15, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A., previously filed as an exhibit to the Company's form 10-Q filed May 24, 1999 and incorporated by reference herein.


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



                                                     VENUS EXPLORATION, INC.




         Dated:  December 20, 1999          BY:   /s/ Eugene L. Ames, Jr.
                                               ------------------------------
                                                      Eugene L. Ames, Jr.
                                                  (Chief Executive Officer)



         Dated:  December 20, 1999          BY:   /s/ Patrick A. Garcia
                                               ------------------------------
                                                      Patrick A. Garcia
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


         10.1 Sixth Amendment to Second Amended and Restated Loan Agreement dated March 15, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A., previously filed as an exhibit to the Company's form 10-Q filed May 24, 1999 and incorporated by reference herein.


         27.1     Financial Data Schedule