Form 10-Q/A
period 1999-06-30
VENUS EXPLORATION INC
filed 1999-12-21
CIK 312037

                                  FORM 10-Q/A

                               (Amendment No. 1)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended      June 30, 1999
                                                  -------------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                -----------    ----------

    Commission file number       0-14334
                             ------------------

                           Venus Exploration, Inc.
              ----------------------------------------------------
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

                                 (210) 930-4900
               --------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X   No
   ---    ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                              Class             Outstanding at August 13, 1999
                 ---------------------------    ------------------------------
                 Common Stock $.01 par value           11,029,383 shares

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES


THIS FIRST AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999 IS BEING FILED TO RESTATE THE UNAUDITED FINANCIAL STATEMENTS IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONNECTION WITH VENUS EXPLORATION, INC.'S REGISTRATION STATEMENT ON FORM S-3 AND THE FIRST AMENDMENT TO THE FORM S-3, FILED ON MARCH 5, 1999, AND SEPTEMBER 8, 1999, RESPECTIVELY, AND PROXY STATEMENT FILED ON SEPTEMBER 8, 1999, AND AMENDMENTS FILED ON NOVEMBER 19, 1999, AND DECEMBER 6, 1999. THE FINANCIAL STATEMENTS HAVE BEEN RESTATED TO REFLECT REVISED NON-CASH IMPAIRMENT ESTIMATES FOR THE YEAR ENDED DECEMBER 31, 1998, AND RELATED REVISED PROVISIONS FOR DEPRECIATION, DEPLETION AND AMORTIZATION IN THE CURRENT PERIOD. IN ADDITION THE COMPANY IS AMENDING THE FORM 10-Q TO REFLECT A CHANGE IN METHOD OF ACCOUNTING FOR THE COMPANY'S INVESTMENT IN EXUS ENERGY, LLC FROM PROPORTIONAL CONSOLIDATED TO THE EQUITY METHOD. THE STATEMENTS OF OPERATIONS ARE NOT AFFECTED BY THE CHANGE TO THE EQUITY METHOD BECAUSE THE EFFECTIVE DATE OF THE ACQUISITION IS JUNE 30, 1999.


                                     INDEX



                                                                           PAGE
                                                                           ----
PART  I.  - FINANCIAL INFORMATION

Item 1.   - Financial Statements (Unaudited)

                  (a) Consolidated Balance Sheets as of
                       June 30, 1999 and December 31, 1998                  3

                  (b) Consolidated Statements of Operations for
                       the three-month periods ended June 30,
                       1999 and 1998                                        4

                  (c) Consolidated Statements of Operations for
                       the six-month periods ended June 30, 1999
                       and 1998                                             5

                  (d) Consolidated Statements of Cash Flows
                       for the six month periods ended
                       June 30, 1999 and 1998                               6

                  (e) Notes to Consolidated Financial Statements            7

Item 2.   - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      15

Item 3.   - Quantitative and Qualitative Disclosures About
                  Market Risk                                              22

PART II.  - OTHER INFORMATION

Item 2.   - Changes in Securities and Use of Proceeds                      23

Item 5.   - Other Information                                              23

Item 6.   - Exhibits and Reports on Form 8-K                               23

Signatures                                                                 24

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                          June 30,    December 31,
                                                            1999         1998
                                                        (Unaudited)
                                                        -----------   ------------
                                                              (In thousands)
ASSETS
   CURRENT ASSETS
         Cash and equivalents                              $    228    $    126
         Trade accounts receivable and other                    646         492
                                                           --------    --------
                  TOTAL CURRENT ASSETS                          874         618

   OIL AND GAS PROPERTIES AND EQUIPMENT,
         net (successful efforts method), at cost             5,293       7,139

   OTHER PROPERTY AND EQUIPMENT, net                            185         238

   INVESTMENT IN EXUS Energy, LLC                             7,093          --

   DEFERRED FINANCING COSTS, at cost less
         Accumulated amortization                                22          19

   OTHER ASSETS, at cost less accumulated amortization           99         122
                                                           --------    --------
                  TOTAL ASSETS                             $ 13,566    $  8,136
                                                           ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Trade accounts payable                            $  1,295    $  1,269
         Other liabilities                                      266         433
         Revolving credit agreement                           3,736       5,540
                                                           --------    --------
                  TOTAL CURRENT LIABILITIES                   5,297       7,242

   LONG-TERM DEBT                                             8,000          --

   OTHER LONG-TERM LIABILITIES                                   20          23
                                                           --------    --------
                  TOTAL LIABILITIES                          13,317       7,265
                                                           --------    --------


     SHAREHOLDERS' EQUITY (DEFICIT)
         Preferred stock, par value of $0.01;
            5,000,000 shares authorized; none issued             --          --
         Common stock, par value of $0.01;
            30,000,000 shares authorized; 10,982,365
            and 10,971,325 shares issued and outstanding
            as of June 30, 1999 and December 31,1998,
            respectively                                        110         110
         Additional paid-in capital                          17,235      17,209
         Retained earnings (deficit)                        (16,909)    (16,204)
         Unearned compensation - restricted stock              (187)       (244)
                                                           --------    --------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                            249         871
                                                           --------    --------

                                                           $ 13,566    $  8,136
                                                           ========    ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended June 30,
                                             ---------------------------
                                                  1999        1998
                                                --------    --------
                                                   (In thousands,
                                               except per share data)
OIL AND GAS REVENUES                            $    434    $    723
                                                --------    --------
EXPENSES
     Production expense                              183         396
     Exploration expense, including dry holes        122         675
     Impairment of oil and gas properties             --       1,200
     Depreciation, depletion and amortization        132         281
     General and administrative                      462         787
                                                --------    --------
         Total expenses                              899       3,339
                                                --------    --------
Operating profit (loss)                             (465)     (2,616)
                                                --------    --------

OTHER INCOME (EXPENSE)
     Interest expense                               (115)       (145)
     Gain on sale of assets                           10          10
     Interest and other income (expense), net         (5)          9
                                                --------    --------
                                                    (110)       (126)
                                                --------    --------

         Net earnings (loss)                    $   (575)   $ (2,742)
                                                ========    ========

Earnings (loss) per share,
     Basic and diluted                          $  (0.05)   $  (0.28)
                                                ========    ========

 Common shares and equivalents outstanding,
      Basic and diluted                           10,982       9,848
                                                ========    ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Six Months Ended June 30,
                                                  -------------------------
                                                     1999         1998
                                                     ----         ----
                                                     (In thousands,
                                                   except per share data)
OIL AND GAS REVENUES                                $    819    $  1,664
                                                    --------    --------
EXPENSES
     Production expense                                  413         837
     Exploration expense, including dry holes            361         815
     Impairment of oil and gas properties                 --       1,915
     Depreciation, depletion and amortization            273         622
     General and administrative                        1,069       1,488
                                                    --------    --------
         Total expenses                                2,116       5,677
                                                    --------    --------
Operating profit (loss)                               (1,297)     (4,013)
                                                    --------    --------

OTHER INCOME (EXPENSE)
     Interest expense                                   (220)       (227)
     Gain (loss) on sale of assets                       804          10
     Interest and other income                             8          22
                                                    --------    --------
                                                         592        (195)
                                                    --------    --------

         Net earnings (loss)                        $   (705)   $ (4,208)
                                                    ========    ========

     Earnings (loss) per share, Basic and diluted   $  (0.06)   $  (0.43)
                                                    ========    ========

Common shares and equivalents outstanding,
      Basic and diluted                               10,982       9,810
                                                    ========    ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                          Six Months Ended June 30,
                                                          -------------------------
                                                               1999      1998
                                                               ----      ----
                                                            (In thousands)
OPERATING ACTIVITIES
     Net earnings (loss)                                    $  (705)   $(4,208)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation, depletion and amortization               360        732
         Impairments, abandoned leases and dry hole costs        19      2,424
         Gain on sale of property and equipment                (804)        --
         Compensation expense for restricted stock,
           Stock options and stock granted                       82         85

         Change in operating assets and liabilities:
           Decrease (increase) in trade accounts
             receivable and other                              (154)       671
           Increase (decrease) in trade accounts payable         26       (717)
           Increase in advances from interest
             Owners                                              --        213
           Decrease in other liabilities                       (166)      (212)
                                                            -------    -------

Net cash (used in) operating activities                      (1,342)    (1,012)
                                                            -------    -------

INVESTING ACTIVITIES
     Capital expenditures                                      (233)    (2,278)
     Investment in EXUS Energy, LLC                          (7,093)        --
     Net proceeds from sales of property and equipment        2,597         11
                                                            -------    -------

Net cash (used in) investing activities                      (4,729)    (2,267)
                                                            -------    -------

FINANCING ACTIVITIES
     Net proceeds from issuance of long-term debt
       and revolving credit agreement                         8,025      3,286
     Principal payments on long-term debt                    (1,831)       (56)
     Deferred financing costs                                   (21)       (26)
                                                            -------    -------

Net cash provided by financing activities                     6,173      3,204
                                                            -------    -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                     102        (75)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                     126        682
                                                            -------    -------

CASH AND EQUIVALENTS AT END OF PERIOD                       $   228    $   607
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

3.  Summary of Significant Accounting Policies

   For a description of the accounting policies followed by the Company, refer to the notes to the 1998 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company had previously reported that it expected to account for its investment in EXUS Energy, LLC (EXUS) under the proportional consolidation method of accounting. Under proportional consolidation the Company would have reported its 50% share of EXUS' assets, liabilities, revenues, and expenses. The Company is now actually reporting its investment in EXUS under the equity method of accounting. Under the equity method the Company reports its net investment in EXUS on the Consolidated Balance Sheet, (the Company's share of EXUS assets are netted with the Company's share of EXUS liabilities), and its share of the net earnings of EXUS is reported in Other Income (Expense) in the Statement of Operations. The statements of operations are not affected because the effective date of the acquisition is June 30, 1999.

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


                                                          PRO FORMA
                                                      SIX MONTHS ENDED
                                                          June 30,
                                             ----------------------------------
                                                 1999                  1998
                                                 ----                  ----
                                                    (In thousands, except
                                                       per share data)
                                                         (Unaudited)
Net Loss                                       $   (859)             $ (4,040)
Basic and diluted loss per share               $   (.08)             $   (.41)


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

6.  Long-Term Debt

     Long-term debt consists of the following:

                                                                           June 30,         December 31,
                                                                             1999               1998
                                                                          ---------         ------------
                                                                                (In thousands)
Wells Fargo Bank-Revolving Credit
  Due June 30, 2000                                                        $  3,736            $  5,540

EXCO Resources, Inc. Convertible Note
  Due on July 1, 2004                                                         7,000                   -
7% Convertible Subordinated Notes
  Due March through June 2004                                                 1,000                   -
                                                                           --------            --------

                                                                             11,736               5,540
Less:  Current maturities of long-term debt                                   3,736            $  5,540
                                                                           --------            --------
Long-term debt excluding current installments                              $  8,000                   -
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


   At June 30, 1999, the Company was not in compliance with these covenants. Its current ratio was .84 to 1, and its tangible net worth was $249,000. The Company has obtained waivers of these events of non-compliance from the lender through September 30, 1999; however, because of uncertainty regarding the Company's ability to be in compliance with the covenants after September 30, 1999, or to obtain additional waivers, the outstanding balance has been classified as a current liability in the accompanying consolidated balance sheet. If the lender elects, subsequent to the period waived, to declare all amounts borrowed under the credit agreement to be due and payable, the Company's assets could be adversely affected.

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

   Effective March 1, 1999, the Compensation Committee of the Board of Directors of the Company approved the issuance of stock options to all employees and certain consultants to offset the impact of mandatory temporary salary reductions which took effect on that date. The Company has granted 250,000 stock options at fair market value exercise price to offset the salary reductions through August 1, 1999. The stock options vest ratably over the period March 15, 1999 through August 1, 1999. Employees and consultants have vested in 248,262 options through August 1, 1999. The terms of these stock options are the same as the terms of the stock options granted on March 1, 1998, except for the exercise price, which is equal to the fair value of the Company's stock on date of grant. During the six month period ended June 30, 1999, the Company expensed $5,000 related to stock options granted consultants.

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

10.  Liquidity

   The Company has incurred significant losses over the past three years. In addition, the Company has incurred significant indebtedness, and at June 30, 1999, was not in compliance with the tangible net worth and current ratio requirements of the revolving credit agreement (see "Wells Fargo Bank Revolving Credit" under note 6). Those requirements have been waived by the lender through September 30, 1999. If those events of non-compliance are not cured, the lender could elect, subsequent to the period waived, to declare all amounts borrowed under the credit agreement, together with accrued interest, to be due and payable. The lender could then proceed to foreclose against any collateral securing the payment of the debt. This collateral represents a significant portion, if not all, of the Company's assets(excluding the Company's equity interest in EXUS, which interest secures the EXCO note; EXUS assets secures EXUS' credit facility). Given the Company's diminished cash resources, lack of borrowing capacity under its credit agreement, losses incurred over the past three years, and non-compliance with the financial covenants of the revolving credit agreement, there is doubt about the Company's ability to continue as a going concern. The Company's independent auditors' report dated April 7, 1999, on the Company's year-end financial statements for 1998 indicated that there was substantial doubt about the Company's ability to continue as a going concern; however, the accompanying financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

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

   The Company has made some progress in pursuing these alternatives. During the first quarter of 1999 the Company sold non-core properties for $2,597,000 in cash, which allowed the Company to repay debt of $1,670,000. As discussed in note 4, on June 30, 1999 the Company acquired a 50% interest in EXUS, which acquired an interest in the Jackson Parish Properties. As discussed in note 6, during the quarter ending June 30, 1999, the Company issued Subordinated Notes in the principal amount of $1,000,000 for net proceeds of $975,000 and the EXCO Note. Finally, increases in oil and gas prices subsequent to June 30, 1999, and cost reduction measures, which are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are expected to improve the Company's cash flow after June 30, 1999.

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


   The financial statements as of and for the three and six months ended
June 30, 1999, have been restated to give effect to revised impairment provisions as of December 31, 1998, and the related revised provisions for depreciation, depletion and amortization and gain and loss on sale of assets in the current periods.


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

Liquidity and Capital Resources

(a)  Liquidity

   At June 30, 1999, the Company had a working capital deficit of $4,423,000 compared with a deficit of $6,624,000 at December 31, 1998, an increase in working capital of $2,201,000. This increase is primarily attributable to the $1,670,000 repayment of current debt with proceeds from the sale of long term assets during the six-month period ended June 30, 1999. Net proceeds of $975,000 from the issuance of the Subordinated Notes also contributed to the increase in working capital.


   Net cash used in operating activities during the six months ended June 30, 1999, was $1,342,000, whereas $1,012,000 was used in operating activities for the same six-month period in 1998. Of the $330,000 increase in net cash used in operating activities, $249,000 is due to routine net changes in operating assets and liabilities. The remaining $81,000 is due to a $421,000 reduction in revenue net of production expense, net increase in other income and expenses of $79,000 which were offset by reductions in general and administrative expense of $419,000 (see "Results of Operations" below). During the first six months of 1999, the Company realized a net loss of $705,000. This compares with a net loss of $4,208,000 for the first six months of 1998. These losses include non-cash expenses (impairments, depreciation, depletion and amortization, and compensation expense for restricted stock and stock options) totaling $461,000 in 1999 and $3,241,000 in 1998. The 1999 loss reflects a gain of $804,000 from the sale of long term assets.


   During the first six months of 1999 the Company incurred capital expenditures on oil and gas properties of $233,000, an investment in EXUS Energy, LLC of $7,093,000 and received proceeds from the sale of property and equipment of $2,597,000. During the same period in 1998, the Company had capital expenditures of $2,278,000 and received proceeds of $11,000 from the sale of property and equipment.

   For the six months ended June 30, 1999, $6,173,000 was provided by financing activities consisting of $8,025,000 from issuance of long-term debt less $1,852,000 of repayments and deferred financing costs. This compares with $3,204,000 provided by financing activities for the six-month period ended June 30, 1998 from the issuance of $3,286,000 in long-term debt offset by repayments and deferred financing costs of $82,000. Of the $8,025,000 issuance of long-term debt, $7,000,000 is attributable to the Company's investment in EXUS Energy, LLC.

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

Three Months Ended June 30, 1999 and 1998


   The Company reported a net loss of $575,000 for the quarter ended June 30, 1999, compared to a net loss of $2,742,000 in the same quarter in 1998. The decrease in the loss is due to decreases in production expense ($213,000), exploration expense ($553,000), oil and gas impairments ($1,200,000), depreciation, depletion, and amortization (DDA) ($149,000), general and administrative expenses ($325,000), and interest expense ($30,000). These decreases in expenses were slightly offset by decreases in oil and gas revenues ($289,000).


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

   Production expense decreased by $213,000 due to the sale of properties ($34,000) and reduced operating costs ($179,000) as a result of reduced maintenance and repair operations on marginal wells and lower workover operations (plugging back wells in an attempt to establish production in a shallower zone, stimulating formations, and repairing down hole equipment). Production expense average $0.98 per mcfe during the three month period ended June 30, 1999, compared to $1.23 per mcfe for the same period in 1998.

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


   Depreciation, depletion and amortization decreased by $149,000 due to the sale of properties ($17,600), the decline in production rates ($101,100), and the lower cost basis in the properties due to the impairments recorded in 1998 ($30,300).


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

Six Months Ended June 30, 1999 and 1998


   The Company reported a net loss of $705,000 for the six months ended
June 30, 1999, compared to last year's net loss of $4,208,000. The $3,503,000 decrease is attributable to the gain from the sale of properties ($794,000), decreases in production expense ($424,000), exploration expense ($454,000), oil and gas impairments ($1,915,000), DDA ($349,000), general and administrative expenses ($419,000), interest expense ($7,000). These decreases in expenses were offset by a reduction in interest and other income ($14,000) and oil and gas revenues ($845,000). The decline in production rates was caused by normal depletion and falling production on marginal wells as maintenance and repair operations were deferred.


   For the first six months of 1999, oil and gas revenues decreased by $845,000. The decrease is due to the following: the decline in product prices resulted in a decrease in revenue of $139,000, while the sale of properties resulted in a decrease in revenue of $144,000 and a decline in production rates resulted in a decrease in revenue of $562,000.

   Production expense decreased by $424,000 due to the sale of properties ($59,000) and reduced operating costs ($365,000) as a result of reduced maintenance and repair operations on marginal wells and lower workover operations (plugging back wells in an attempt to establish production in a shallower zone, stimulating formations, and repairing down hole equipment). Production expense average $1.03 per mcfe during the six month period ended June 30, 1999, compared to $1.21 per mcfe for the same period in 1998.

   Exploration expense decreased by $454,000. Dry holes expenses accounted for $494,000 of the decrease offset by the acquisition of 3-D seismic data of $37,500.

   Impairment of oil and gas properties decreased by $1,915,000. The decline is a result of rising product prices during the current quarter as opposed to falling prices during the comparable 1998 period.


   Depreciation, depletion and amortization decreased by $349,000 due to the sale of properties ($27,600), the decline in production rates ($232,600), and the lower cost basis in the properties due to the impairments recorded in 1998 ($88,800).


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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         4.1 Form of Salary Reduction Stock Option Agreement, previously filed as an exhibit to the Company's form 10-Q filed August 23, 1999 and incorporated by reference herein.



         10.1 Seventh Amendment to Second Amended and Restate Loan Agreement dated June 30, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A., previously filed as an exhibit to the Company's form 10-Q filed August 23, 1999 and incorporated by reference herein.



         10.2 Subordination Agreement dated June 30, 1999, between Wells Fargo Bank (Texas), N.A. and EXCO Resources, Inc., previously filed as an exhibit to the Company's form 10-Q filed August 23, 1999 and incorporated by reference herein.



         10.3 Intercreditor and Subordination Agreement dated June 30, 1999, between NationsBank, N.A. and Wells Fargo Bank (Texas), N.A., previously filed as an exhibit to the Company's form 10-Q filed August 23, 1999 and incorporated by reference herein.



         10.4 Form of 7% Convertible Subordinated Note and list of purchasers, previously filed as an exhibit to the Company's form 10-Q filed August 23, 1999 and incorporated by reference herein.



         10.5 Form of Registration Rights Agreement executed in conjunction with 7% Convertible Subordinated Notes, previously filed as an exhibit to the Company's form 10-Q filed August 23, 1999 and incorporated by reference herein.


         27.1     Financial Data Schedule

 (b)     Reports on Form 8-K

         Form 8-K dated June 30, 1999, regarding the acquisition of the Jackson Parish Properties.

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



                                            VENUS EXPLORATION, INC.




         Dated:  December 20, 1999          BY:  /s/ EUGENE L. AMES, JR.
                                               --------------------------------
                                               Eugene L. Ames, Jr.
                                               (Chief Executive Officer)








         Dated:  December 20, 1999          BY:  /s/ PATRICK A. GARCIA
                                               ---------------------------------
                                               Patrick A. Garcia
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description
----------                    -----------
   4.1     Form of Salary Reduction Stock Option Agreement, previously filed as an exhibit to the Company's Form 10-Q filed August 23, 1999 and incorporated by reference herein.

  10.1     Seventh Amendment to Second Amended and Restate Loan Agreement dated
           June 30, 1999 by and between Venus Exploration, Inc. and Wells Fargo
           Bank (Texas), N.A., previously filed as an exhibit to the Company's
           Form 10-Q filed August 23, 1999 and incorporated by reference herein.

  10.2     Subordination Agreement dated June 30, 1999, between Wells Fargo Bank
           (Texas), N.A. and EXCO Resources, Inc., previously filed as an exhibit to the Company's Form 10-Q filed August 23, 1999 and incorporated by reference herein.

  10.3 Intercreditor and Subordination Agreement dated June 30, 1999, between NationsBank, N.A. and Wells Fargo Bank (Texas), N.A., previously filed as an exhibit to the Company's Form 10-Q filed
           August 23, 1999 and incorporated by reference herein.

  10.4 Form of 7% Convertible Subordinated Note and list of purchasers, previously filed as an exhibit to the Company's Form 10-Q filed
           August 23, 1999 and incorporated by reference herein.

  10.5     Form of Registration Rights Agreement executed in conjunction with 7%
           Convertible Subordinated Notes, previously filed as an exhibit to the Company's Form 10-Q filed August 23, 1999 and incorporated by reference herein.

  27.1     Financial Data Schedule