Form 10-Q/A
period 1999-09-30
VENUS EXPLORATION INC
filed 1999-12-21
CIK 312037

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

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

THIS FIRST AMENDMENT ON FORM 10-Q/A TO THE REGISTRANT'S FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999 IS BEING FILED TO RESTATE THE UNAUDITED FINANCIAL STATEMENTS IN RESPONSE TO COMMENTS RECEIVED FROM THE SEC STAFF IN CONNECTION WITH VENUS EXPLORATION, INC.'S REGISTRATION STATEMENT ON FORM S-3 AND THE FIRST AMENDMENT TO THE FORM S-3 FILED ON MARCH 5, 1999, AND SEPTEMBER 8, 1999, RESPECTIVELY, AND PROXY STATEMENT FILED ON SEPTEMBER 8, 1999, AND AMENDMENTS FILED ON NOVEMBER 19, 1999, AND DECEMBER 6, 1999. THE FINANCIAL STATEMENTS HAVE BEEN RESTATED TO REFLECT REVISED NON-CASH IMPAIRMENT ESTIMATES FOR THE YEAR ENDED DECEMBER 31, 1998, AND RELATED REVISED PROVISIONS FOR DEPRECIATION, DEPLETION AND AMORTIZATION AND GAIN AND LOSS ON SALE OF ASSETS IN THE CURRENT PERIODS.



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

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                             September 30,  December 31,
                                                                 1999           1998
                                                              (Unaudited)
                                                                --------      --------
                                                                   (In thousands)
ASSETS
   CURRENT ASSETS
         Cash and equivalents                                   $    187      $    126
         Trade accounts receivable and other                         822           492
                                                                --------      --------
                  TOTAL CURRENT ASSETS                             1,009           618

   OIL AND GAS PROPERTIES AND EQUIPMENT,
         net (successful efforts method), at cost                  5,048         7,139

   OTHER PROPERTY AND EQUIPMENT, net                                 159           238

   INVESTMENT IN EXUS Energy, LLC                                  7,224            --

   DEFERRED FINANCING COSTS, at cost less
         accumulated amortization                                     13            19

   OTHER ASSETS, at cost less accumulated amortization                99           122
                                                                --------      --------
                  TOTAL ASSETS                                  $ 13,552      $  8,136
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Trade accounts payable                                 $  1,583      $  1,269
         Other liabilities                                           519           433
         Revolving credit agreement                                3,847         5,540
                                                                --------      --------
                  TOTAL CURRENT LIABILITIES                        5,949         7,242

   LONG-TERM DEBT                                                  8,000            --

   OTHER LONG-TERM LIABILITIES                                        55            23
                                                                --------      --------
                  TOTAL LIABILITIES                               14,004         7,265
                                                                --------      --------


     SHAREHOLDERS' EQUITY (DEFICIT)
         Preferred stock, par value of $0.01;
            5,000,000 shares authorized; none issued                  --            --
         Common stock, par value of $0.01;
            30,000,000 shares authorized;
            11,042,823 and 10,971,325 shares
            issued and outstanding as of September 30, 1999
            and December 31,1998, respectively                       110           110
         Additional paid-in capital                               17,301        17,209
         Retained earnings (deficit)                             (17,704)      (16,204)
         Unearned compensation - restricted stock                   (159)         (244)
                                                                --------      --------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                (452)          871
                                                                --------      --------

                                                                $ 13,552      $  8,136
                                                                ========      ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                            1999          1998
                                                          --------      --------
                                                             (In thousands,
                                                          except per share data)
OIL AND GAS REVENUES                                      $    644      $    659
                                                          --------      --------
EXPENSES
     Production expense                                        297           311
     Exploration expense, including dry holes                   97           222
     Depreciation, depletion and amortization                  153           229
     General and administrative                                533           814
                                                          --------      --------
         Total expenses                                      1,080         1,576
                                                          --------      --------
Operating profit (loss)                                       (436)         (917)
                                                          --------      --------

OTHER INCOME (EXPENSE)
     Interest expense                                         (331)         (184)
     Equity in net earnings from EXUS Energy, LLC              278            --
     Gain (loss) on sale of assets                            (308)           (5)
     Interest and other income, net                              2             8
                                                          --------      --------
                                                              (359)         (181)
                                                          --------      --------

         Net earnings (loss)                              $   (795)     $ (1,098)
                                                          ========      ========

Earnings (loss) per share,
     Basic and diluted                                    $ ( 0.07)     $  (0.11)
                                                          ========      ========

 Common shares and equivalents outstanding,
      Basic and diluted                                     11,026         9,860
                                                          ========      ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Nine Months Ended September 30,
                                                      -------------------------------
                                                            1999          1998
                                                          --------      --------
                                                              (In thousands,
                                                          except per share data)
OIL AND GAS REVENUES                                      $  1,463      $  2,323
                                                          --------      --------
EXPENSES
     Production expense                                        710         1,148
     Exploration expense, including dry holes                  458         1,037
     Impairment of oil and gas properties                       --         1,915
     Depreciation, depletion and amortization                  426           851
     General and administrative                              1,602         2,302
                                                          --------      --------
         Total expenses                                      3,196         7,253
                                                          --------      --------
Operating profit (loss)                                     (1,733)       (4,930)
                                                          --------      --------

OTHER INCOME (EXPENSE)
     Interest expense                                         (551)         (411)
     Equity in net earnings from EXUS Energy, LLC              278            --
     Gain (loss) on sale of assets                             496             5
     Interest and other income, net                             10            30
                                                          --------      --------
                                                               233          (376)
                                                          --------      --------

         Net earnings (loss)                              $ (1,500)     $ (5,306)
                                                          ========      ========

Earnings (loss) per share
   Basic and diluted                                      $  (0.14)     $  (0.54)
                                                          ========      ========

Common shares and equivalents outstanding,
   Basic and diluted                                        10,997         9,827
                                                          ========      ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  1999         1998
                                                                 -------      -------
                                                                    (In thousands)
OPERATING ACTIVITIES
     Net earnings (loss)                                         $(1,500)     $(5,306)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in net earnings from EXUS Energy, LLC               (278)          --
         Depreciation, depletion and amortization                    549        1,018
         Impairments, abandoned leases and dry hole costs             19        2,440
         Gain on sale of property and equipment                     (496)          (5)
         Compensation expense for restricted stock,
           stock options and stock granted                           150          133
         Interest expense paid with common stock                      27           --
         Deferred interest expense on EXCO Note                       35           --

         Change in operating assets and liabilities:
           Decrease (increase) in trade accounts
             receivable and other                                   (329)       1,539
           Increase (decrease) in trade accounts payable             314       (2,054)
           Increase in advances from interest
             owners                                                   --            8
           Increase (decrease) in other liabilities                   85         (141)
                                                                 -------      -------

Net cash (used in) operating activities                           (1,424)      (2,368)
                                                                 -------      -------

INVESTING ACTIVITIES
     Capital expenditures                                           (468)      (2,876)
     Investment in EXUS Energy, LLC                               (6,946)          --
     Net proceeds from sales of property and equipment             2,616           51
                                                                 -------      -------

Net cash (used in) investing activities                           (4,798)      (2,825)
                                                                 -------      -------

FINANCING ACTIVITIES
     Net proceeds from issuance of long-term debt
       and revolving credit agreement                              8,200        4,812
     Proceeds from options exercised                                  --           21
     Principal payments on long-term debt                         (1,896)         (68)
     Deferred financing costs                                        (21)         (51)
                                                                 -------      -------

Net cash provided by financing activities                          6,283        4,714
                                                                 -------      -------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS                           61         (479)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                          126          682
                                                                 -------      -------

CASH AND EQUIVALENTS AT END OF PERIOD                            $   187      $   203
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


                                                         PRO FORMA
                                                      NINE MONTHS ENDED
                                                        September 30,
                                                  -------------------------
                                                    1999             1998
                                                    ----             ----
                                                    (In thousands, except
                                                       per share data)
                                                         (Unaudited)
Net loss                                          $  (1,654)     $  (5,206)
Basic and diluted loss per share                  $   (0.15)     $   (0.53)


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


    The financial statements as of and for the three and nine months ended September 30, 1999, have been restated to give effect to revised impairment provisions as of December 31, 1998, and the related revised provisions for depreciation, depletion and amortization and gain and loss on sale of assets in the current periods.


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


    Net cash used in operating activities during the nine months ended September 30, 1999, was $1,424,000, whereas $2,368,000 was used in operating activities for the same nine-month period in 1998. Of the $944,000 decrease in net cash used in operating activities, $718,000 is due to routine net changes in operating assets and liabilities. The remaining $494,000 is due to a $422,000 reduction in revenue net of production expense, and a net increase in other income and expense of $217,000 which were offset by reductions in general and administrative expense of $699,000 (see "Results of Operations" below). During the first nine months of 1999, the Company realized a net loss of $1,500,000. This compares with a net loss of $5,306,000 for the first nine months of 1998. These losses include non-cash expenses (impairments, depreciation, depletion and amortization, compensation expense for restricted stock and stock options, interest expense for common stock and deferred interest expense) totaling $780,000 in 1999 and $3,591,000 in 1998. The 1999 loss is net of equity of net earnings from EXUS, and a gain from the sale of long term assets of $496,000 in 1999 and $5,000 in 1998.


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

Three Months Ended September 30, 1999 and 1998


    The Company reported a net loss of $795,000 for the quarter ended September 30, 1999, compared to a net loss of $1,098,000 in the same quarter in 1998. The 1999 loss reflects a $303,000 non-cash loss on the sales of oil and gas properties. The decrease in the loss is due to decreases in production expense ($14,000), exploration expense ($125,000), depreciation, depletion, and amortization (DDA) ($76,000), general and administrative expenses ($281,000), reduced by an increase of interest expense ($147,000). Also contributing to the decrease in the loss is income from EXUS Energy ($278,000) reduced by decreases in oil and gas revenues ($15,000).


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


    Depreciation, depletion and amortization decreased by $76,000 due to the sale of properties ($33,000) and the decline in production rates ($43,000).


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


Nine Months Ended September 30, 1999 and 1998


    The Company reported a net loss of $1,500,000 for the nine months ended September 30, 1999, compared to last year's net loss of $5,306,000. The $3,806,000 decrease is attributable to the gain from the sale of properties ($491,000), increase in net income from EXUS Energy ($278,000), decreases in production expense ($438,000), exploration expense ($579,000), oil and gas impairments ($1,915,000), DDA ($425,000), general and administrative expenses ($700,000). These decreases in expenses were offset by a reduction in interest and other income ($20,000), oil and gas revenues ($860,000) and an increase in interest expense ($140,000).


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

    Depreciation, depletion and amortization decreased by $425,000 due to the sale of properties ($60,300), the decline in production rates ($273,400), and the lower cost basis in the properties due to the impairments recorded in 1998 ($91,300).


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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


         10.1 Executive Employment Agreement dated July 1, 1999, between Venus Exploration, Inc. and E. L. Ames, Jr., previously filed as an exhibit to the Company's Form 10-Q filed November 22, 1999 and incorporated by reference herein.



         10.2 Eighth Amendment to Second Amended and Restated Loan Agreement dated effective September 30, 1999, between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A., previously filed as an exhibit to the Company's Form 10-Q filed November 22, 1999 and incorporated by reference herein.



         10.3 Subordinated Debenture Agreement dated October 26, 1999, between Venus Exploration, Inc. and E. L. Ames, Jr., previously filed as an exhibit to the Company's Form 10-Q filed November 22, 1999 and incorporated by reference herein.


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



                                           VENUS EXPLORATION, INC.




    Dated:  December 20, 1999              BY: /S/ EUGENE L. AMES, JR.
                                              ----------------------------------
                                                   Eugene L. Ames, Jr.
                                              (Chief Executive Officer)








    Dated:  December 20, 1999              BY: /S/ PATRICK A. GARCIA
                                               ---------------------------------
                                                   Patrick A. Garcia
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
  No.                              Description
-------                            -----------
  10.1     Executive Employment Agreement dated July 1, 1999, between Venus
           Exploration, Inc. and E. L. Ames, Jr., previously filed as an exhibit to the Company's Form 10-Q filed November 22, 1999 and incorporated by reference herein.

  10.2 Eighth Amendment to Second Amended and Restated Loan Agreement dated effective September 30, 1999, between Venus Exploration, Inc. and
           Wells Fargo Bank (Texas), N.A., previously filed as an exhibit to the Company's Form 10-Q filed November 22, 1999 and incorporated by reference herein.

  10.3     Subordinated Debenture Agreement dated October 26, 1999, between
           Venus Exploration, Inc. and E. L. Ames, Jr., previously filed as an exhibit to the Company's Form 10-Q filed November 22, 1999 and incorporated by reference herein.

  27.1     Financial Data Schedule