Form 10-K405
period 1999-12-31
VENUS EXPLORATION INC
filed 2000-04-14
CIK 312037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant (all directors, officers and holders of five percent or more of the Common Stock of the Company are presumed to be affiliates for purposes of this calculation), computed by reference to the closing bid price of such stock on March 28, 2000, was approximately $3,200,000. As of March 28, 2000, the Registrant had outstanding 11,086,682 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K will be included in the Registrant's definitive Proxy Statement for its 2000 Annual Shareholder Meeting. It is expected that the Proxy Statement will be filed with the Commission not later than April 29, 2000.

                                TABLE OF CONTENTS

PART I....................................................................................................3
   ITEM 1.   BUSINESS.....................................................................................3
   ITEM 2.   PROPERTIES..................................................................................21
   ITEM 3.   LEGAL PROCEEDINGS...........................................................................21
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................21
PART II..................................................................................................23
   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................23
   ITEM 6.   SELECTED FINANCIAL DATA.....................................................................24
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......24
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................32
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................32
   ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......32
PART III.................................................................................................32
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................32
   ITEM 11.  EXECUTIVE COMPENSATION......................................................................33
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................33
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................33
PART IV..................................................................................................33
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES....................................................33

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

GENERAL

We apply advanced geoscience technology to the exploration for and exploitation of undiscovered onshore oil and gas reserves in the United States. In addition, our business plan includes the acquisition of producing properties. We presently have oil and gas properties, acreage and production in nine states. Our emphasis is on oil and gas exploration and development projects and prospects in Texas, Louisiana, Oklahoma and Utah, with our current primary focus being in the Expanded Yegua Trend of the Upper Texas Gulf Coast and the Cotton Valley Trend of East Texas and Western Louisiana. We incorporated in the State of Delaware in September 1985. Our Company's management team has been responsible for the discovery, development and exploitation of relatively significant reserves of oil and gas for privately held predecessor companies over the past 30 years.

Our immediate predecessor (from an accounting perspective) commenced business in May 1996, with primary assets of an inventory of exploration Prospects and Prospect Leads and some undeveloped oil and gas fields. This new entity had very little oil and gas production and its Proved Reserves totaled 2.8 bcfe at December 31, 1996.

On June 30, 1999, we acquired an interest in oil and gas producing properties in Jackson Parish, Louisiana. The total purchase price was $27.6 million; however in order to finance the acquisition at no net cash outlay to us, we gave up 50% of the acquisition to another company that agreed to arrange 100% of the capital required to close the acquisition. To facilitate the financing of the acquisition with our 50% co-venturer, the properties were acquired by a limited liability company in which we owned 50%. On December 31, 1999, we sold our interest in the properties, and we realized a pre-tax gain on the sale of $4.7 million, of which $4.3 million was recorded in 1999, and the balance in 2000 when contingencies related to part of the properties sold were cleared. This acquisition was a product of our strategy under which our explorationists, after conducting regional trend studies in areas they deemed to be prospective, identify producing oil and gas fields with exploitation potential as acquisition targets. Then, management utilizes its contacts with larger companies to tender unsolicited offers to purchase the properties so identified. The acquisition of the Jackson Parish properties is discussed in more detail below under "--Acquisitions, Strategic Alliances and Divestitures of Selected Properties."

During 1999, due to the significant decline in oil and natural gas prices during 1998 and our shortage of capital, we participated in drilling very few wells. During 1999, we participated in the drilling of 5 gross (.25 net) wells, of which 4 gross (.18 net) wells were completed as producers and 1 gross (.07 net) well was a dry hole. Of these wells, 1 gross (.07 net) was exploratory, and 4 gross (.18 net) wells were development. We anticipate drilling or participating in the drilling of five (5) development wells and three (3) exploration wells during 2000 if we arrange sufficient financing. Depending on the success of those wells, we may drill additional wells in 2000.

During November 1999, we completed a successful fracture stimulation of a well that we operate in Constitution field in Jefferson County, Texas. This well, the No. 1 Westbury Farms, was originally completed in March 1998 as a gas condensate well through perforations in the middle Yegua Formation at depths between 13,910 and 13,940 feet. After disappointing initial completion results, the well was restimulated on November 17, 1999. After 22 hours, the well was producing at a rate of 3.5 million cubic feet of gas and 554 barrels of condensate plus 420 barrels of frac load water per day through a 14/64" choke, with 6,310 pounds per square inch tubing pressure. During the month of March 2000 the well produced an estimated daily average production of 3.6 million cubic feet of gas, 469 barrels of condensate and 63 barrels of water through 13/64" choke with 5,380 pounds per square inch tubing pressure. Venus is the operator of the well. The Company holds approximately 4,946 gross (4,538 net) acres in this field and owns a 15% working interest in the field. Because of the successful restimulation, we have proposed to the non-operating owners to drill an additional development well, designated the No. 1 Apache G.U. well. The estimated cost of this well through costs of completion and equipment is $3.7 million, and our 15% share of these costs is $0.6 million. A three-dimensional seismic survey of the Constitution field was shot, processed and interpreted during 1999. The information obtained from this seismic survey has been integrated with subsurface geological information by our technical staff. The results of this technical analysis have caused our staff to estimate that 6 proved, undeveloped drill sites with a total of 11 zones exist in Constitution field. The independent engineering consulting firm of Ryder Scott Company concurred with this estimate.

Proved Reserves as of December 31, 1999, totaled 11.1 Bcfe, a decrease of 2 Bcfe (15%) from the 13.1 Bcfe that we reported at year-end 1998. The decrease is due to our selling non-core oil and gas producing properties during 1999. These properties had Proved Reserves of 3.9 Bcfe at December 31, 1998. Production for 1999 totaled .8 Bcfe. The 4.7 Bcfe of reserve decrease due to selling properties and 1999 production was offset by 2.8 Bcfe of net new reserves added through discoveries, extensions and revisions of reserves on our existing properties. In 1999, average daily net production decreased to 2,250 Mcfe/day from 3,521 Mcfe/day in 1998, a 36% decrease. Approximately 37% of the decrease, or 462 Mcfe/day, is due to the sale of properties during the first quarter 1999. The balance of the decrease is due to a decline in production on existing wells. Most of the reserve additions discussed above occurred during the later part of the year and are undeveloped reserves so there was little contribution by these added reserves to 1999 production. As of December 31, 1999, approximately 39% of our reserves were natural gas reserves. As of December 31, 1998, approximately 68% (55% after adjusting for the property divestiture during the first quarter
1999) of our reserves were natural gas reserves. Venus operates 46% of its Net Wells.

BUSINESS STRATEGY

Venus's strategy consists of:


   o Exploration for oil and natural gas reserves in geographic areas where we have expertise

   o  Exploitation and development drilling in existing oil and gas fields

   o  Strategic acquisitions of producing properties with upside potential

EXPLORATION - We conduct exploration programs for new oil and gas reserves and undiscovered fields in geological trends that are considered to contain an undiscovered resource base of oil and natural gas. We use advanced geoscience technology to conduct these programs. The reason we participate in high-risk exploration is because this gives us the opportunity to participate in discovery of substantial oil and gas reserves and the resultant rapid growth in asset values which can occur. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, we attempt to maintain an inventory of many exploratory Prospect Leads from which drilling prospects are confirmed and generated. We have used this strategy successfully in the past. We typically attempt to reduce our financial risk and to obtain financing for a large portion of the exploration costs through sale to oil and gas industry co-venturers of working interest in prospects originated by us. Because of the decline in oil prices in 1998 and the reduction of capital available for exploration budgets, both for the oil and gas industry in general and for us specifically, we reduced exploration activity and continue to work only selected prospects believed to have extraordinary merit during this period of low availability of exploration capital. In order to add a greater degree of certainty to the growth of the company, exploration only represents one of three avenues of potential growth. The other two important components of our growth plans are exploitation of existing oil and gas fields and acquisition of producing properties with enhanced potential.

Our exploration team currently concentrates on two primary geographical focus areas: the Yegua Trend of the Texas and Louisiana Gulf Coast and the Cotton Valley Trend of East Texas and North Louisiana. Secondary areas are the South Midland Basin and select areas in the mid-continent. We have an inventory of many exploration Prospects and Prospect Leads, and we are reactivating exploratory drilling projects so that when, and if, industry drilling budgets are restored for exploration, we will have drilling projects available in which to offer participation to industry co-venturers. The primary geoscience technologies we use to evaluate Prospects and Prospect Leads are 2-D and 3-D seismic surveys and the subsurface geological studies used to interpret the data gathered by these seismic surveys. A seismic survey sends pulses of sound from the surface down into the earth and records the echoes reflected back to the surface. By calculating the speed at which sound travels through the various layers of rock, we can estimate the depth to the reflecting surface. We use computers to perform calculations. It then becomes possible to create an interpretation of the possible rock structures at the subsurface depth of the target formations. This information enables us to estimate the size of a potential oil and gas reservoir and to pick the best location for drilling an exploratory well. Considerable computer resources and geophysical expertise are required to process and to interpret the 3-D survey and to transform it into a useable product. These geological and geophysical technologies are utilized in both exploration for new oil and gas fields and reservoirs and in exploitation and development of previously discovered fields. Our in-house technical capability is an important ingredient in our current and continuing ability to conduct comprehensive exploration programs and in exploitation of existing fields.

EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS - In addition to exploring for new oil and gas reserves in previously undiscovered fields, we also use advanced geoscience technology to exploit and to develop oil and gas reserves in currently producing fields. The fields being exploited or developed consist of fields discovered by us or fields discovered by others but that we believe are not fully developed. We are conducting active exploitation and development activities in 7 different fields in Texas, Oklahoma and Utah. Our working interest in those fields varies in size from 2.5% to 100%, and we operate in 4 of the 7 active fields. During 1999, due to the significant decline in oil and natural gas prices during 1998 and our shortage of capital, we emphasized acquiring and expanding reserves in existing oil and gas fields rather than exploring for new reserves in unestablished areas. In November 1999 we successfully restimulated our #1 Westbury Farms well in the Constitution Field, Jefferson County, Texas. As a result of this successful restimulation, our proved reserves in the field increased by 2.9 Bcfe.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES OF SELECTED PROPERTIES - We will continue to seek strategic producing property acquisitions that offer near-term production enhancement potential and longer-term development drilling potential. These opportunities on properties we acquire can be investigated through the application of advanced technology by our technical team. We also seek to accomplish strategic acquisitions of producing assets with development and exploratory potential through strategic alliances with other oil and gas companies. We may also sell non-strategic properties as a part of our effort to concentrate on our focus areas. Significant acquisitions and divestures are discussed below.

         Purchase of Producing Properties by EXUS Energy - On June 30, 1999, EXUS Energy, LLC, (EXUS) a Delaware limited liability company owned 50% by EXCO Resources, Inc. (EXCO) and 50% by us, completed the acquisition of oil and natural gas properties located in Jackson Parish, Louisiana. We identified this acquisition as a result of our strategy under which our explorationists, working in their focus areas, identify acquisition candidates with exploitation potential. The properties included 17 producing wells and, as part of the financing arrangement, EXCO operated them after the closing. The properties included about 8,000 acres, of which about 80% was developed. In order to finance the acquisition at no net cash outlay to us, we negotiated a financing arrangement with EXCO, who agreed to arrange the 100% financing. We selected EXCO because our agreement with the seller allowed for a relatively short period of time to close the transaction and EXCO was in a position to close the financing within our time constraint.

The purchase price, before closing adjustments, was $28.5 million, and after adjustments, it was approximately $27.6 million. The adjustments principally reflected production since March 1, 1999, the effective date of the acquisition. EXUS funded the purchase with $14 million drawn under its credit facility and $14 million of equity capital.

Of the initial $14 million of EXUS equity capital, EXCO provided $7 million from its cash on hand, and we provided $7 million from borrowed funds. On June 30, 1999, we borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note, which essentially meant that we obtained 100% financing for our share of the acquisition. All borrowings under the note were secured by a first priority lien providing a security interest in our membership interest in EXUS and in our distribution and income rights in EXUS.

On June 30, 1999, EXUS entered into a credit facility with NationsBank, N.A. as administrative agent and lender. The credit facility provided for borrowings up to $50 million. All borrowings under the credit facility were secured by a first lien mortgage providing a security interest in substantially all assets owned by EXUS, including all mineral interests.

         Sale of EXUS Properties - On December 31, 1999, we sold our interest in the EXUS properties in Jackson Parish, Louisiana, as did EXCO. The gross purchase price for our interest was $18.9 million, and we recorded a pre-tax gain of $4.3 million in 1999, and we expect to record a pre-tax gain of approximately $0.4 million during the first quarter 2000, when contingencies related to part of the properties sold were cleared.

         To effect the sale, EXUS distributed the properties to EXCO and us, as the owners of EXUS, in equal portions. EXCO and we then sold our undivided interests effective December 31, 1999. The instruments of conveyance were executed and delivered into escrow on December 31, 1999, and the cash consideration was delivered to the escrow agent on January 6, 2000. We agreed to the delay in the payment because of concerns about the potential for a Y2K disruption to the banking system.

         On January 6, 2000, we used $7.1 million of the net proceeds to repay our share of the EXUS Energy bank debt under the NationsBank credit facility, $7 million to repay our convertible note to EXCO Resources, $250,000 to satisfy a prepayment penalty under the EXCO convertible note, and $3.7 million to reduce our bank debt. The balance of our bank debt, $152,000 was paid on March 30, 2000.

         Sale of Properties in Barbour County, West Virginia - On January 27, 1999, we sold our oil and gas properties in West Virginia for a gross purchase price of $1,170,000. We used $1 million of the net purchase price to reduce our outstanding bank debt. The properties included interests in 58 wells and a pipeline system that serviced many of the wells. We also sold our interest in a limited partnership that owned property rights in oil and gas wells in West Virginia. During 1998, the production from these properties was the equivalent of 145,385 thousand cubic feet of natural gas, or about 11.3% of our total 1998 production. According to the estimates of the proved reserves included in our Annual Report on Form 10-K for the year ended December 31, 1998, the properties we sold were 10.9% of our total proved reserves as of December 31, 1998.

         Sale of H.E. White Unit, Freestone County, Texas - On February 12, 1999, we sold our interest in the H.E. White Unit in Freestone County, Texas, to Petroleum Development Corporation and Warren Resources, Inc. for a gross purchase price of $1,150,000. Out of the net proceeds, we used $650,000 to reduce our outstanding bank debt. The properties that we sold included interests in 3 existing wells with production of 41,841 thousand cubic feet of natural gas during 1998, or about 3.3% of our total 1998 production. According to the estimates of proved reserves included in our Annual Report on Form 10-K for the year ended December 31, 1998, the properties we sold were 17.5% of our total proved reserves as of December 31, 1998.

RECENT DEVELOPMENTS (SINCE DECEMBER 31, 1999) - Below is an update of significant developments during the first quarter 2000.

         Going Concern Opinion - In KPMG LLP's opinion on the results of its audit of our financial statements for fiscal 1998, KPMG stated that the financial statements had been prepared assuming we would continue as a going concern. Our auditors stated that our recurring losses from operations and accumulated deficit raised substantial doubt about our ability to continue as a going concern. To address the going concern situation and our failure to comply with some covenants of our credit facility, and our lack of liquidity in late 1998 and 1999, we developed a plan which included the following:

   o  selling non-core properties

   o  reducing office personnel

   o continuing development of projects that have a lower degree of geological and engineering risk relative to the economic investment and anticipated rate of return

   o using our technical expertise and our network of contacts in the industry to acquire attractive packages of oil and gas properties that are already producing and that have undrilled potential

   o  raising equity capital

Although we have not yet raised equity capital, we have been successful enough in implementing our plan that KPMG LLP's opinion on the results of its audit of our financial statements for fiscal 1999 does not contain an explanatory paragraph related to going concern as it did in fiscal 1998. As a direct result of the sale of our interest in the EXUS properties and our realization of a $4.3 million pre-tax gain in 1999, we were able to repay our bank debt. As discussed directly below, we have received a commitment letter from a new lender that we believe will be sufficient to fund our working capital needs for 2000.

         New Credit Facility. On April 12, 2000, the Company obtained a commitment from a new lender for a one year, $15 million secured revolving line of credit. We expect to close the facility within 30 days. Under the terms of the commitment, the new credit facility will provide the Company with an initial borrowing base of $2.5 million. The borrowing base will decline at the rate of $50,000 per month beginning May 1, 2000 and continue until the next borrowing base redetermination on October 1, 2000. Borrowing base redeterminations will be performed at least semi-annually as of April 1 and October 1. The company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base. Outstanding balances under the facility will bear interest at the lender's prime rate plus 1%. A facility fee of 1% of the initial borrowing base is due on or before closing. A 3/4% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company will also be required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility will be secured by all of the Company's oil and gas properties and will contain usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; liquidity, leverage, net worth and debt service coverage ratios; and financial statement reporting requirements. The new credit facility will require us to hedge at least 50% of our oil and gas production for twelve months. We expect to have the hedge in place during the second quarter 2000.

         Nasdaq Listing. On April 26, 1999, the Nasdaq SmallCap Market(SM) notified us about its concern about our ability to sustain compliance with its continued listing requirements. It also notified us about the possibility that we could be delisted because our tangible net worth was below the $2 million minimum required by the Nasdaq SmallCap Market. We sent Nasdaq a written response that supplied the information that it requested. On August 30, 1999, Nasdaq advised us that it intended to delist us effective with the close of business on September 8, 1999. We asked for, and were granted, a hearing by a Nasdaq Listing Qualifications Panel so that we could appeal the Nasdaq staff's determination and so that we could request additional time to implement our plan to achieve compliance with Nasdaq listing requirements. That hearing was held on October 14, 1999, and the panel ruled that we could maintain our listing through the end of 1999 on the condition that we completed a transaction in that interim period that would allow us to file with the SEC and Nasdaq a report of net tangible assets of at least $3.6 million, or $1.6 million above the Nasdaq minimum. The $1.6 million was to provide a cushion to ensure continued compliance through 2000. The panel subsequently extended that deadline until January 18, 2000.

As reported above, we sold the EXUS Energy properties on December 31, 1999, and on January 18, 2000, we sent the NASDAQ Listing Qualification Panel an unaudited pro forma balance sheet that shows tangible net assets of $3,300,000 as of November 30, 1999. We requested that it accept that level of tangible net assets as sufficient and remove the conditional status of our listing. We also pointed out that since we would be reporting net income for 1999 in excess of $500,000 we would meet Nasdaq listing requirements under an alternative test. On January 28, 2000, the panel informed us that it had granted our requests.

         Gain on Sale of Properties. As discussed above under the caption "Acquisitions, Strategic Alliances and Divestitures of Selected Properties" during the first quarter 2000 we expect to record a gain on the sale of approximately $0.4 million related to the sale of our remaining interest in the EXUS properties. We expect to record an extraordinary loss of $250,000 related to a penalty on the prepayment of the amount we borrowed from EXCO to acquire the properties. In addition, we will record a reversal of $70,000 in accrued imputed interest that will not have to be paid because of the prepayment.

         Exploratory Dry Hole. During March 2000 we drilled the No. 1 Trailor, Waxia Prospect, St. Landry Parish, Louisiana. The well was a dry hole and we expect to record $30,000 in dry hole cost during the first quarter 2000 related to this well. This is the first of three exploratory wells we plan to participate in 2000. All three wells have relatively little cost exposure to us.

         Gain on Sale of Other Assets. During the first quarter 2000 we sold an asset classified as other assets on our financial statements for $253,000. We expect to record a gain of approximately $198,000 during the first quarter 2000 related to the sale of the asset.

         Management Departures. During the first quarter 2000, E.L. Ames, III, our Vice President, and John H. Sowell, III, our corporate secretary and in-house land manager and legal counsel, resigned their positions with the Company to pursue other business opportunities. We do not believe these departures will have a material adverse effect on the Company. In the first quarter 2000 we expect to record approximately $166,000 in severance cost related to these departures.

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

RISK FACTORS

         Financial Covenant Defaults - During 1998 our financial situation deteriorated in large part due to a downturn in oil and gas prices, a lack of cash flow and an inability to raise capital to finance new drilling projects or acquisitions of oil and gas properties. During the last half of 1998 and throughout 1999 we received a series of waivers from our lender for defaults under our revolving credit agreement, including a waiver through March 31, 2000, for defaults existing as of December 31, 1999. Our first waiver was granted effective August 18, 1998. During the last half of 1999 and the first quarter 2000 our financial condition improved as a result of the $4.7 million pre-tax gain we realized from selling our interest in the EXUS Properties (see discussion above under Acquisitions in the Business Strategy section) and our recent success in the Constitution Field (also discussed above under Exploitation in the Business Strategy section). These improvements allowed us to repay our revolving credit facility and obtain a commitment for a new credit facility. However, we have had a history of financial covenant defaults and other than recording gains from the sale of properties or other assets, we do not expect to generate net earnings until Development Wells are drilled and successfully completed. Also, oil and natural gas prices are volatile and an unexpected drop in crude oil or natural gas prices could cause us, at some point in the future, to become out of compliance of our new credit facility. Accordingly, although we intend to be in compliance with our new financial covenants, there is no assurance that we can do so.

         Substantial Capital Requirements - The cash flow generated by current operations is only sufficient to fund our general and administrative expenses. We rely on bank and other financing to implement our business plan. Although we believe that our new credit facility is sufficient to fund our business plan for 2000, future availability of credit will depend on the success of our development program and our ability to stay in compliance with our credit facility debt covenants.

         Lack of Liquidity - Our assets are predominately real property rights and intellectual information that we developed regarding those properties and other geographical areas that we are studying for exploration and development. The market for these types of properties fluctuates and can be very small. Therefore, our assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than what we believe the properties are worth. That lack of liquidity can have materially adverse effects on our strategic plans, normal operations and credit facilities.

         Lack of Profitable Operations - Since commencing operations in 1996, Venus Exploration has not reported operating profits. We incurred net losses of approximately $2,007,000 for the year ended December 31, 1996, $4,168,000 for the year ended December 31, 1997, and $8,670,000 for the year ended December 31, 1998. Although we are reporting net income of $1,010,000 for 1999, this was a result of reporting a $4.8 million pre-tax gain from the sale of properties. In 1999 we reported a $3 million operating loss.

We may never generate sufficient revenues to achieve profitability, excluding gains that we may report from sales of assets. Even if we attain profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. At December 31, 1999, we had an accumulated deficit of approximately $15.2 million.

         Non-Traditional Financing to Fund Business Plan - We may use non-traditional sources of financing to acquire properties or to fund our capital expenditures, including the costs of drilling wells. For example, if we find unencumbered properties to buy, we may use financing that is secured only by those properties and the oil and gas production from those properties. In an arrangement like that, the lender will have no recourse against our other assets, and it may require us to pay a higher rate of interest on the indebtedness.

In addition, we may issue short-term or bridge financing, including indebtedness, or issue preferred stock or other securities in order to raise capital. Given our recent financial condition, if we issue these securities, the purchaser may require us to pay a premium or to agree to more onerous conversion or other terms.

         Volatility of Oil and Gas Prices - Historically, the market prices for oil and gas have been volatile, and they are likely to continue to be volatile in the future. We sell most of our oil and gas at current market prices rather than through fixed-price contracts. Thus, volatility in market prices can jeopardize our financial condition, operating results and future growth. Sharply reduced oil and gas prices during 1998 and early 1999 hurt our results of operations, our access to capital, and the estimated value of our oil and gas reserves. They also increased our operating losses. The price volatility is the result of factors beyond our control including:

   o  domestic and foreign political conditions,

   o  the overall supply of, and demand for, oil and gas,

   o  the price of imports of oil and gas,

   o  weather conditions,

   o  the price and availability of alternative fuels,

   o  overall economic conditions,

   o  exploration and drilling costs,

   o  pipeline availability and transportation costs, and

   o  federal and state regulatory and statutory developments.

On a pro forma basis for the twelve months ended December 31, 1999, taking into account the sales of non-core properties and the EXUS properties, our 1999 production was 61% crude oil and condensate; however, our earnings and cash flow are sensitive to fluctuations in both oil and gas prices. Excluding production from properties sold during 1999, a $0.10 per Mcf change in gas prices would have resulted in approximately $29,000 difference in gross revenues for the twelve months ended December 31, 1999. Also on a pro forma basis, a $1.00 per Bbl change in oil prices would have resulted in approximately $84,000 difference in gross revenue for the twelve months ended December 31, 1999.

         Debt Financing - We plan to incur significant indebtedness as we execute our exploration, exploitation and acquisition strategy. A high debt structure may require us to pursue non-traditional and more expensive financing. The higher level of indebtedness that we intend to maintain will have several important effects on future operations, including:

   o a substantial portion of our cash flow from operations will be used to pay interest on the outstanding debt and will not be available for other purposes,

   o  our bank credit agreement will likely limit the uses of capital,

   o our ability to obtain additional financing in the future may be impaired, and

   o since the interest on our indebtedness likely will be calculated with a variable rate, increases in that rate could further decrease our liquidity.

         Replacement and Expansion of Reserves - Our financial condition and results of operations depend substantially upon our ability to find or acquire additional oil and gas reserves that are economically viable and to successfully develop those reserves. If we are unable to do so, our proved reserves will generally decline as those reserves are produced. As used in this prospectus, the term "proved reserves" means the estimated quantities of oil and gas that the geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions and current regulatory practices.

The value of our company is directly related to our level of reserves. We must replace our reserves, even during periods of low oil and gas prices when it is difficult to raise the capital necessary to finance acquisitions or development. Without successful exploration, development or acquisition activities, our reserves, production and revenues will decline rapidly. We may not be able to find or acquire new reserves or to profitably develop and produce new reserves.

         Exploration Risks - Our business strategy focuses in part on adding reserves through exploration, where the risks are greater than in acquisitions and development drilling. By definition, exploration involves operations in areas about which little is actually known. We use 3-D seismic data and other advanced technologies to identify possible new reserve locations and to reduce our exploration risk, but exploratory drilling remains speculative. Even when extensively used and properly interpreted, 3-D seismic data and other similar visualization techniques only assist geoscientists in identifying subsurface structures and hydrocarbon indicators. They do not conclusively allow an interpreter to know if hydrocarbons in the form of oil or gas are present or if they are economically producible. Our use of 3-D seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies. We could incur losses as a result of these higher expenditures. We may fail to increase our reserves through exploration.

         Acquisition Risks - Part of our business plan is to acquire properties already producing oil and gas and to increase the reserves attributable to those properties through development drilling. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and gas prices, operating costs and potential environmental and contractual liabilities. Our assessment, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. We do not perform inspections on every well or pipeline, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when we identify problems, the seller may not be willing, or financially able, to give contractual protection against the problems, and we may decide to assume environmental and other liabilities in connection with acquired properties. After a property is acquired, we may discover environmental liabilities that may exceed our total net worth. These factors and others can turn an apparently beneficial acquisition into a financially disastrous liability.

         Drilling and Operating Risks - A large part of our business plan is to drill exploratory wells. Exploratory wells are wells drilled into horizons with little or no history of oil or gas production. Our business plan heightens many of the considerable risks associated with drilling in general. We encounter unexpected circumstances more often when we drill exploratory wells versus other types of wells, because we are often drilling at locations and into formations about which there is little or no information because few or no wells have been drilled at that location before. Moreover the probability that we will discover and produce oil or gas from an exploratory well is lower than drilling a development well where the chances of success are greater because of the existence of nearby wells or other data. Therefore, these risks may pose more of a danger to us than they would to a company that focuses primarily on drilling development wells. Development wells are wells drilled into known producing oil and gas fields and horizons. We anticipate drilling or participating in the drilling of five (5) development wells and three (3) exploration wells during 2000. Depending on the success of those wells, we may drill additional wells in 2000. However, even if we drill and complete these wells as producing wells, they may not produce sufficient net revenues to return a profit after our drilling, operating and other costs.

         The cost of drilling, completing and operating wells is often uncertain. Our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors. We try to insure risks typical to companies in our industry. Some risks just come with the business; others may not be within the scope of traditional insurance policies. In our case, the following are examples of the operating hazards against which we cannot or do not insure:

   o  land title problems

   o  compliance with governmental requirements

   o  shortages or delays in the delivery of equipment and services

   o unexpected pressure or irregularities in underground formations (other than those causing a well to flow out of control above or below the surface of the ground)

   o  mechanical problems encountered in drilling a well

   o the collapse of the well bore, whether due to loss of underground formation support or failure of the well bore casing


The occurrence of an event that is not covered by our insurance, or not fully covered by our insurance, could materially harm our financial condition and results of operations.

         Uncertainty of Estimates of Reserves - The reserve data set forth are only estimates even when referred to as "proved." Petroleum engineers consider many factors and make assumptions in estimating our oil and gas reserves and future net cash flows. These estimates utilize assumptions the Securities and Exchange Commission requires for all public companies, including us. Estimates by definition are imprecise. Reservoir engineering is a subjective process of estimating underground accumulations of oil and gas that cannot be measured exactly and of making assumptions based on the process. Inherent uncertainties exist in the projection of future rates of production and the timing development expenditures. The timing of production may be considerably different from the periods estimated. Assumptions are based on factors such as historical production from the area as compared with production from other areas, assumed effects of governmental regulation and assumptions regarding future oil and gas prices, costs, taxes and capital expenditures. Although we believe that our reserve estimates are reasonable, you should expect that actual production, revenues and expenditures relating to our reserves will vary from any estimates, and these variations may be material.

We base the estimates of future net revenues from our proved reserves and the present value of those revenues upon assumptions about future production levels. These assumptions may be wrong. The SEC PV-10 values as reported are based on a calculated present value of assumed future revenues. Those calculations do not provide for changes in oil and gas prices or for escalation of expenses and capital costs. "SEC PV-10" refers to present value calculated using a 10% discount rate and other conditions required by the Securities and Exchange Commission. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions and discount rate upon which they are based.

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

   o  crude oil imports,

   o  access to adequate capital,

   o the availability of adequate pipeline and other transportation facilities, and

   o the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand

          Competition - The oil and gas industry is highly competitive in all of its phases and in particular in the acquisition of unexplored acreage, undeveloped acreage and existing production. There are a significant number of operators engaged in oil and gas property acquisition and development, and Venus's competitive position depends on its geological, geophysical and engineering expertise, on its financial resources and on its ability to find, to acquire and to prove new oil and gas reserves. We encounter strong competition in acquiring economically desirable properties and in obtaining equipment and labor to operate and to maintain our properties. That competition is from major and independent oil and gas companies, many of which possess greater financial resources and larger staffs than we do. Labor and equipment markets have shown much volatility recently, and we cannot be certain that they will be available at the prices we have budgeted.

         Financial Reporting Impact of Successful Efforts Method of Accounting - We use the "successful efforts" method of accounting for our investment in oil and gas properties. This method of accounting can adversely affect our reported earnings and thereby the market value of our stock because it can result in us having to charge to expense many drilling and other costs earlier than might be the case with "full cost" accounting, which is used by many oil and gas companies. This charge to expense can result in reduced earnings or larger losses than might be the case with the full cost accounting method.

         Government Laws and Regulations - Our business is subject to extensive federal rules and regulations. If we fail to comply with these rules and regulations, we can incur substantial penalties. In general, the regulatory burden on the oil and gas industry increases our cost of doing business and decreases our profitability. Because these rules and regulations are frequently amended or reinterpreted, we cannot predict the future cost or impact of complying with these laws.

The State of Texas and many other states require permits for drilling operations, drilling bonds and reports concerning operations. They also impose other requirements relating to the exploration and production of oil and natural gas. Many states have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of wells.

Our activities with regard to exploration, development and production of oil and gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. These laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Various governmental entities can impose civil and criminal fines and penalties for noncompliance with these environmental laws and regulations. Some environmental laws can impose joint and several retroactive liabilities, without regard to fault or the legality of the original conduct. In addition, a release of oil into water or other areas can result in us being held responsible for the costs of cleaning up the release. That liability can be extensive, depending on the nature of the release. Other environmental regulations impose standards for the treatment, storage and disposal of both hazardous and nonhazardous solid wastes. We generate hazardous and nonhazardous solid waste in connection with our routine operations. Additionally, these environmental laws and regulations require operators like us to get permits or other governmental authorizations before undertaking routine industry activities.

Because any violation of environmental statutes could affect a large area and because our exploration projects are drilled into horizons where little is known about the conditions we will encounter, we could incur substantial liability under these environmental statutes. If we incur a large environmental liability, our costs would increase. Increased costs could reduce the profitability and value of our properties. Given our dependence on debt financing and the importance of our lender's valuation of our collateral, any substantial decrease in the then-current estimates of total value could have detrimental effects on our operations and business plan.

         Large Number of Options, Warrants and Convertible Debt - Under the terms of the 7% Convertible Notes we could be required to issue up to 869,565 shares of our common stock upon conversion of the full $1 million of indebtedness. Also, under the terms of those notes, we may issue shares of our common stock in lieu of cash interest payments. The issuance of common stock instead of cash is based upon the closing market price of our common stock on the day before the interest payment date. For example, if the closing market price was $1.00 per share the day before all future interest payments were due until maturity, we might issue up to 297,500 additional shares of common stock if we so elected under all of those notes.

         As of December 31, 1999, there are 1,733,551 shares of our common stock currently issuable upon exercise of outstanding warrants or vested options. Warrants totaling 1,044,706 have an expiration date of October 23, 2000. Of these warrants 544,706 are exercisable at $3 per share and the remaining 500,000 are exercisable at $2 per share. The exercise prices and expiration dates for all outstanding warrants and options are as follows:


     NUMBER OF OPTIONS OR
          WARRANTS                 EXERCISE PRICE       EXPIRATION DATE
     --------------------          --------------       ---------------
             9,194                    $1.0000            March 2009
           155,264                    $1.1191            March 2009
            91,888                    $1.2310            March 2004
            20,000                    $1.2500            August 2003
           100,000                    $1.3125            July 2004
           160,000                    $1.5000            June 2005
            20,000                    $1.8750            January 2006
           500,000                    $2.0000            October 2000
            26,000                $2.00 - 2.1250         various times in 2007
                                                         and 2008
           544,706                    $3.0000            October 2000
           106,499                $3.29 - 3.7125         various times in 2004
        ----------                                       and 2008
TOTAL - 1,733,551


The issuance of any of these shares could be considered dilutive to then-existing stockholders and could depress our stock price. In addition, the possibility that so many shares could be issued; i.e., an "overhang effect," could further depress the price of our common stock.



         Control by Certain Stockholders - As of December 31, 1999, Range Resources Corporation and the current officers and directors of Venus Exploration as a group beneficially own fifty-two percent (52%) of the undiluted voting power of the voting equity. One of our directors is the president of Range Resources Corporation. Consequently, if our current officers and directors and Range Resources Corporation act together, those stockholders are in a position to effectively control the affairs of Venus Exploration, including the election of all of our directors and the approval or prevention of certain corporate transactions that require majority stockholder approval.

The following are signatories to a stockholders agreement among some of our directors, their affiliates and other stockholders.

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


Pursuant to that agreement, in any election of directors held before May 27, 2000, the parties will vote their shares for the four nominees nominated by a stockholder group led by the Chairman of the Board and for one nominee of Range Resources Corporation. This stockholders agreement effectively increases the control by those stockholders who are a party to it because their 62% of total outstanding shares of common stock will, by agreement, be voted as a single block in the election of our board of directors. That virtually ensures that those stockholders will elect the controlling majority of the board of directors. If the stockholders agreement was not in place, those stockholders might not vote for the same candidates. Of course, the percentage of outstanding shares owned by the group may change if some of those stockholders' shares are sold, if members of the group acquire additional shares, or if Venus Exploration issues new shares of common stock.

The stockholders agreement terminates on May 27, 2000, except that the rights and obligations of any member of the three listed groups to the agreement cease earlier when that group owns beneficially less than 250,000 shares of our common stock.

         Dependence on Key Personnel - We are dependent upon Eugene L. Ames, Jr., Chairman of the Board and Chief Executive Officer, and John Y. Ames, President and Chief Operating Officer. Mr. Eugene L. Ames, Jr. is our executive with the most extensive contacts and relationships in the oil and gas industry. John Y. Ames has extensive experience in land management and acquisition. We are also dependent on Thomas E. Ewing and Bonnie Weise, both of whom are actively involved in the technical application of the geoscience methods that are the basis for our exploration activities. Dr. Ewing and Ms. Weise possess valuable experience and knowledge with regard to oil and gas exploration, and their technical expertise would be difficult to replace. We have employment agreements with Messrs. Ames, Jr., and Ewing and Ms. Weise, all of which have non-competition clauses. We do not carry key-man insurance on any of these individuals. Our business and operations could be seriously harmed if Mr. Ames, Jr., Mr. J. Ames, Dr. Ewing or Ms. Weise were to leave Venus Exploration.

         Compliance with Nasdaq Listing Requirements. At December 31, 1999, we had tangible net worth of $2.2 million which is $0.2 million above the minimum required for a Nasdaq SmallCap Market(SM) listing. Although for 2000 we meet an alternate test of at least $500,000 of net income in the last fiscal year, if in 2000 our net income is not at least $500,000 or our tangible net worth decreases below $2 million we may be delisted from the Nasdaq SmallCap Market(SM). There is no assurance that we will have either sufficient tangible net worth at December 31, 2000, or, alternatively, sufficient net income for the year ended December 31, 2000 to maintain our Nasdaq listing.

From time to time over the past several months our closing bid price has fallen below the Nasdaq minimum of $1 per share. There is no assurance that the bid price will stay above the minimum required in accordance with Nasdaq SmallCap Market(SM) listing requirements.

If Nasdaq did delist us, our common stock would be traded on the OTC Bulletin Board or the "pink sheets," or not traded at all. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq SmallCap Market, and that could make our effort to raise capital more difficult. In addition, the firms that currently make a market for our common stock could discontinue that role. OTC Bulletin Board and "pink sheet" stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of investors in our common stock could hurt our holders either because of reduced market prices or a lack of a regular, active trading market for our common stock.

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

         Environmental Regulation - The exploration, development and production of oil and gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations. A partial list of those is:

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

Under the Oil Pollution Act, a release of oil into water or other areas designated by the statute can result in us being held responsible for the costs of remediating such a release, damages specified in the Act, and the damage to natural resources. That liability can be extensive, depending on the nature of the release.

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

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, including wastes generated during pipeline, drilling and production operations, as "hazardous wastes" under RCRA. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

SALES AND MAJOR CUSTOMERS

Our production is generally sold at the wellhead to various oil and natural gas purchasing companies, typically those that are in the areas where the oil or natural gas is produced. Crude oil and condensate are typically sold at prices that are based on posted field prices. All of our natural gas is sold on the spot market. The term "spot market" refers to contracts with a term of six months or less or contracts that call for a redetermination of sales prices every six months or more often. We do not believe that the loss of one or more of its current natural gas spot purchasers would have a material adverse effect on our business because any individual spot purchaser could be readily replaced by another spot purchaser who would pay a similar sales price. However, although we believe that there will be a spot market available, that market is highly sensitive to changes in current market prices, and a downward trend in spot market prices can have a significant impact on our cash flow.

Two customers each accounted for approximately 10% or more of consolidated revenues in 1999. Those are Flying J Oil & Gas, Inc. (19%) and Stephens & Johnson Operating Company (13%). In 1998, three customers each accounted for approximately 10% or more of consolidated revenues. Those are Stephens & Johnson Operating Company (16%), Flying J Oil & Gas, Inc. (13%) and Columbia Energy Systems Corporation (12%).

OIL AND NATURAL GAS RESERVES

At December 31, 1999, Ryder Scott Company, independent petroleum engineers, evaluated properties representing 100% of the PV-10 Value of the Company. The PV-10 Values shown in this Annual Report on Form 10-K are not intended to represent the current market value of the estimated net Proved Reserves of oil and natural gas owned by Venus. Prices and costs have been held constant based on December 31, 1999, prices and costs.

We have not filed any estimate of oil or gas reserve information with any federal authority or agency other than the U.S. Securities and Exchange Commission (SEC). The following table summarizes our estimates of our net Proved Reserves and their PV-10 Value as of December 31, 1999.




                          PROVED RESERVES
                     (AS OF DECEMBER 31, 1999)

                                   PROVED     PROVED
                                 DEVELOPED  UNDEVELOPED    TOTAL
                                 ---------  -----------  ----------
Oil and Condensate (Mbbls)          761.72      372.88     1,134.60
Natural Gas (Bcf)                     2.15        2.18         4.33
Combined Equivalent BCF (Bcfe)        6.72        4.42        11.14
PV-10 Value (in thousands)       $7,552.37   $3,867.90   $11,420.27

                            PROVED RESERVES BY STATE
                            (AS OF DECEMBER 31, 1999)
-----------------------------------------------------------------------------------------------------
                                                    TOTAL GAS    PERCENT OF       PV-10       PERCENT
                GROSS        OIL          GAS         EQUIV.       TOTAL          VALUE      OF PV-10
STATE           WELLS       (MBBL)       (BCF)        (BCFE)       (BCFE)       ($1,000)       VALUE
---------       -----       ------       -----      ---------    ----------     --------     --------
Texas             97          366         3.86         6.06         54.4%         6,345         55.6%
Utah               7          493          .08         3.04         27.3%         3,324         29.1%
Oklahoma         116          252          .38         1.89         17.0%         1,578         13.8%
Other (1)         13           24          .01         0.15          1.3%           173          1.5%
                 ---        -----        -----        -----        -----         ------        -----
TOTAL            233        1,135         4.33        11.14        100.0%        11,420        100.0%
                 ===        =====        =====        =====        =====         ======        =====

(1) Other states are Michigan, Alabama, Louisiana, Kansas and California. All of the Company's Proved Reserves are in the United States.

The foregoing table represents an increase in value but a decrease in amount of Proved Reserves as compared with December 31, 1998. The increase in reserve value is primarily due to the increase in oil and natural gas prices at year-end 1999 as compared to year-end 1998. The decrease in amount of reserves is primarily due to the sale of properties during 1999 with approximately 3.9 bcfe of Proved Reserves and 1999 production of 0.8 bcfe. These were partially offset by an increase in reserves on existing properties. See Note 13 of Notes to Consolidated Financial Statements (Supplementary Oil and Gas Disclosures) for further information.

The reserve data presented in the Annual Report on Form 10-K are present estimates only. In general, estimates of economically recoverable oil and gas reserves and of the future net revenues there from are based upon a number of variable factors and assumptions, such as historical production from the subject properties, the assumed effects of regulation by governmental agencies and assumptions concerning future oil and gas prices and future operating costs, all of which may vary considerably from actual results. All reserves are evaluated based on the assumption that all reported data are stated at standard temperature and pressure. If that assumption proves to be incorrect, there can be a substantial effect on estimated gas reserves. All such estimates are to some degree speculative, and classifications of reserves are only attempts to define the degree of speculation involved. For these reasons, estimates of the economically recoverable oil and gas reserves attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net revenues expected there from prepared by different engineers or by the same engineers at different times may vary substantially. The Company, therefore, emphasizes that the actual production, revenues, severance and excise taxes, development and operating expenditures with respect to its reserves will likely vary from such estimates, and such variances could be material.

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

DRILLING ACTIVITY

The Company drilled or participated in 4 Development Wells and 1 Exploratory Well during the three-year period ended December 31, 1999. The following table sets forth the Company's drilling activity over the last 3 years.


                                     DEVELOPMENT WELLS
----------------------------------------------------------------------------------------------
                                 GROSS WELLS                             NET WELLS
                      ---------------------------------      ---------------------------------
YEAR                  PRODUCTIVE      DRY         TOTAL      PRODUCTIVE      DRY         TOTAL
----                  ----------     -----        -----      ----------     -----        -----

1997                     5.00           --         5.00         2.90           --         2.90
1998                     4.00         1.00         5.00         1.44         1.00         2.44
1999                     3.00         1.00         4.00          .11          .07         0.18
                        -----        -----        -----        -----        -----        -----
            Totals      12.00         2.00        14.00         4.45         1.07         5.52
                        =====        =====        =====        =====        =====        =====


                                EXPLORATORY WELLS
-----------------------------------------------------------------------------------------
                               GROSS WELLS                           NET WELLS
                      -------------------------------    --------------------------------
YEAR                  PRODUCTIVE    DRY         TOTAL    PRODUCTIVE     DRY         TOTAL
----                  ----------    ----        -----    ----------     ----        -----

1997                    3.00        1.00        4.00        2.00         .30        2.30
1998                    1.00        2.00        3.00         .26         .87        1.13
1999                    1.00          --        1.00         .07          --        0.07
                        ----        ----        ----        ----        ----        ----
            Totals      5.00        3.00        8.00        2.33        1.17        3.50
                        ====        ====        ====        ====        ====        ====



                                PRODUCTIVE WELLS
                             AS OF DECEMBER 31, 1999
----------------------------------------------------------------------------------------------------
                                    GROSS WELLS                                NET WELLS
                        ----------------------------------        ----------------------------------
      YEAR               OIL           GAS          TOTAL          OIL           GAS          TOTAL
----------------        ------        ------        ------        ------        ------        ------

Texas                    59.00         38.00         97.00          3.84          6.34         10.18
Oklahoma                 99.00         17.00        116.00          8.00           .89          8.89
Utah                      3.00          4.00          7.00          1.00          1.44          2.44
Other (1)                11.00          2.00         13.00          2.71           .07          2.78
                        ------        ------        ------        ------        ------        ------
          Totals        172.00         61.00        233.00         15.55          8.74         24.29
                        ======        ======        ======        ======        ======        ======

(1) Other states are Michigan, Alabama, Louisiana, Kansas and California.

ACREAGE

The following table sets forth the Developed and Undeveloped Acreage of the Company as of December 31, 1999:


                        DEVELOPED AND UNDEVELOPED ACREAGE
------------------------------------------------------------------------------
                                 GROSS ACRES                 NET ACRES
                          -------------------------   ------------------------
  STATE                   DEVELOPED     UNDEVELOPED   DEVELOPED    UNDEVELOPED
----------                ---------     -----------   ---------    -----------
Oklahoma                    13,695           179          573          163
Texas                        5,843        13,161        1,061        2,649
Utah                         4,943            --        1,536           --
Louisiana                      820         1,476           40          364
Alabama                        400            --          136           --
California                     400            --           26           --
Michigan                        80           880           40          400
Kansas                         240            --          108           --
                            ------        ------        -----        -----
              Totals        26,421        15,696        3,520        3,576
                            ======        ======        =====        =====


PRODUCTION

The following table summarizes the net oil and gas production, weighted average sales prices and average production (lifting) costs per unit of production for the Company for the periods indicated:

          UNITS OF PRODUCTION       AVERAGE SALES PRICE       AVERAGE
          -------------------       -------------------     -------------
            OIL         GAS          OIL          GAS       LIFTING COST*
           ------      -----        -----        -----      -------------
YEAR       (MBLS)      (BCF)        $/BBL        $/MCF        $/MCFE
----       ------      -----        -----        -----        ------
1997         81         .410        17.72         2.44         1.08
1998        119         .572        12.84         2.15         1.25
1999         84         .316        17.54         2.23         1.25

* Includes severance taxes and ad valorem taxes.

NOTE: ALL OF THE COMPANY'S PRODUCTION IS IN THE UNITED STATES.

During the first quarter 1999, the Company sold its West Virginia properties and two producing Texas wells. Production for 1998 attributable to the properties sold totaled 1,566 barrels of oil and 177,830 Mcf of gas. Not reflected in the table above is Venus's share of production attributable to its equity interest in EXUS Energy, which for 1999 totaled 544,200 Mcf at an average price of $2.86 per Mcf and average lifting cost of $0.39 per Mcf. Venus acquired its interest in EXUS Energy on June 30, 1999, and sold it on December 31, 1999.

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

EMPLOYEES

As of March 15, 2000, the Company had 12 employees.

EXECUTIVE OFFICERS OF VENUS EXPLORATION, INC.

At March 15, 2000, the executive officers of the Company were Eugene L. Ames, Jr., John Y. Ames, and Patrick A. Garcia.

Eugene L. Ames, Jr., age 66, became Chairman, Chief Executive Officer and a director of the Company in 1997. He has been in the oil and gas business since 1954 and has been associated with New Venus and its predecessor entities since 1962 and chief executive officer of those predecessor entities since 1991. Ames received a B.S. degree in Geology from the University of Texas at Austin in 1955. He served as Chairman of the Independent Petroleum Association of America from 1991 to 1993 and currently serves as a member of the policy committee of the American Petroleum Institute, and chairman of the Texas Oil and Gas Association.

John Y. Ames, age 44, became President, Chief Operating Officer and a director of the Company in 1997. He is a graduate of the University of Texas at Austin with a BBA degree in Petroleum Land Management. He had eight years of experience in the energy business before becoming associated with New Venus and its predecessor entities as a Vice President in 1984. He became Executive Vice President of those predecessor entities in 1995 and President and Chief Operating Officer in 1996. He is the son of Eugene L. Ames, Jr.

Patrick A. Garcia, age 43, became Treasurer of the Company in 1997 and was appointed as Chief Financial Officer in June of 1997. He held similar positions with the Venus predecessor entities since 1980. He is a graduate of Texas A&M University with a BBA degree in Accounting. He worked with Peat, Marwick, Mitchell & Company (now KPMG LLP) for three years before becoming associated with New Venus and its predecessor entities in 1980.

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

In May 1997, our executive and operating offices were relocated to San Antonio, Texas, where we occupy premises of approximately 12,570 useable square feet pursuant to a lease that expires on December 31, 2002. We also lease an office in Houston, Texas. The Houston office address is 363 W. Sam Houston Parkway East, Suite 490, Houston, Texas 77060. That lease terminates on August 26, 2001. We no longer have employees in Houston and we have subleased this office space. Our annual rental expense is approximately $235,000. The lease of the San Antonio office space provides for increased rents at stated amounts and intervals and an adjustment for variations in utility costs.

See "Item 1 - BUSINESS" for additional information concerning the Company's oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of Stockholders of the Company was held on December 31, 1999, for the following purposes:

   o To elect eight (8) directors to serve until the next Annual Meeting of Stockholders

   o To ratify the appointment of KPMG LLP as the Company's independent certified public accountants for the fiscal year ending December 31, 1999

   o To ratify the possible issuance, upon conversion of a Convertible Promissory Note issued to EXCO Resources, Inc., of up to 10,133,333 shares of common stock.

All the matters were approved by the vote of the stockholders of the Company, and the results are tabulated below:

                                                                                                     ABSTAIN OR
                                                                FOR                AGAINST            WITHHELD
                                                             ---------             -------           ----------
        (1)      Election of Directors                       7,451,682               841                None
                 E.L. Ames, Jr.                              7,451,682               841                None
                 John Y. Ames                                7,451,682               841                None
                 J.C. Anderson                               7,451,682               841                None
                 Martin A. Bell                              7,451,682               841                None
                 James W. Gorman                             7,451,682               841                None
                 Michael E. Little                           7,451,682               841                None
                 Jere W. McKenny                             7,451,682               841                None
                 John H. Pinkerton                           7,451,682               841                None
        (2)      Ratification of KPMG                        7,451,682               841                None
        (3)      Ratification of possible issuance
                       of common stock                       7,451,682               841                None

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


                                         HIGH             LOW
                                       --------        --------
      1999
           First Quarter               $ 1.7500        $  .8125
           Second Quarter                1.8750           .7500
           Third Quarter                 1.8750          1.1875
           Fourth Quarter                1.4375           .9375
      1998
           First Quarter               $ 3.8750        $ 3.2500
           Second Quarter                4.0000          3.0000
           Third Quarter                 3.8750          3.2500
           Fourth Quarter                3.0000          1.2500



On March 28, 2000, the closing bid price for the Company's Common Stock was $1.031 per share.

The Company had 987 stockholders of record as of March 28, 2000, (includes nominee holders such as banks and brokerage firms that hold shares for beneficial owners). The Company has not paid dividends in recent periods and has no present intention to resume payment of dividends. It presently intends to reinvest its net revenues in its ongoing business.

The Company entered into a Second Amended and Restated Loan Agreement dated December 19, 1997. Under that credit agreement, the Company is not permitted to declare or to pay any dividend on any of its shares or to make any distribution to its stockholders. Effective March 30, 2000, the December 19, 1997 credit agreement terminated when the Company repaid the balance outstanding. However, the Company is in the process of entering into a new credit agreement with another lender and that agreement will likely also prohibit the payment of dividends or other distributions to shareholders.

During 1999, the Company issued $1,000,000 original principal amount of notes in a private placement. The notes are convertible into the Company's common stock and interest on the notes is payable, at the Company's election, in cash or shares of the Company's common stock. The Company issued an aggregate of 37,107 shares of common stock in payment of the interest due on the Notes due or accrued during 1999 (including 15,683 shares issued in January 2000 for interest due for the quarter ended December 31, 1999). These shares were issued in lieu of cash interest payments accrued of $44,471 through December 31, 1999. The shares were issued pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth for the period indicated selected historical financial data for the Company. The selected historical financial data as of and for each of the years in the five-year period ended December 31, 1999, have been derived from our audited historical financial statements. We acquired or divested significant producing oil and gas properties in all the periods presented especially in 1999. Those acquisitions affect the comparability of the historical financial and operating data for the periods presented. The information below should be read in conjunction with Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and the Historical Financial Statements of the Company and the notes thereto included elsewhere in this Annual Report on Form 10-K, including the reference to reverse acquisition accounting treatment given to the 1997 Acquisition.

                             SELECTED FINANCIAL DATA

           AS OF AND FOR THE FIVE-YEAR PERIOD ENDED DECEMBER 31, 1999

                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
------------------------------------------------------------------------------------------------
                                             1999       1998        1997        1996      1995
                                           -------    --------    --------    --------   -------
Total revenues                             $ 2,184    $ 2,805     $ 2,476     $   543    $  798
Dividends paid                                  --         --          --          35        72
Income (loss) before extraordinary items     1,010     (8,324)     (4,168)     (2,007)     (696)
Net income (loss)                            1,010     (8,670)     (4,168)     (2,007)     (696)
Per common share:
   Net income (loss) -- Basic                 0.09      (0.87)      (0.57)      (0.60)    (1.00)
   Net income (loss) -- Diluted               0.09      (0.87)      (0.57)      (0.60)    (1.00)
Long term debt                               1,750         --       2,005          --        --
Other long-term liabilities                     18         23          27          --        --
Convertible redeemable preference shares        --         --          --       4,955        --
Total assets                                24,465      8,136      12,931       4,343     3,031

(1) The Company's predecessor was a privately held S Corporation. Dividends paid in 1995 and 1996 were paid by the S Corporation.

Fiscal 1997 includes revenues, beginning in May 1997, from properties acquired in the May 1997 acquisition transaction. Fiscal 1998 revenues include twelve months of such revenues. Fiscal 1999 includes pre-tax gains on the sale of properties of $4.8 million.

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

GENERAL

In May 1997, we went through a major transformation as a result of an acquisition transaction. Legally, Xplor Corporation acquired the assets of New Venus. However, accounting principles require that this transaction be treated as a reverse acquisition of the Company by New Venus. After the transaction, the Company's name was changed from Xplor Corporation to Venus Exploration, Inc. Under the reverse acquisition accounting principles, the results of operations and financial information for prior years shown in this report are those of the predecessor Venus entities, not Xplor Corporation. Moreover, operational data shown herein for periods prior to May 21, 1997; e.g., production information, reflect the operations of New Venus and its predecessors. Accordingly, comparison of information in this report with prior Xplor Corporation corporate reports previously filed under the Securities Exchange Act of 1934 is not an appropriate performance measure.

In 1999 we participated in drilling 5 wells. One of the 5 wells was Exploratory, and the other 4 were Development Wells. Two of the wells were completed as oil wells, 2 as gas wells, and 1 was a dry hole. In 2000, we anticipate drilling or participating in the drilling of five (5) development wells and three (3) exploration wells. Depending on the success of those wells, we may drill additional wells in 2000.

Proved Reserves as of December 31, 1999, totaled 11.1 Bcfe a decrease of 2 Bcfe from the 13.1 Bcfe we reported at year-end 1998, a 15% decrease. The decrease is due to our selling non-core oil and gas producing properties during the first quarter of 1999. These properties had Proved Reserves of 3.9 Bcfe at December 31, 1998. Production for 1999 totaled .8 Bcfe. The 4.7 Bcfe of reserve decrease due to selling properties and 1999 production was offset by 2.8 Bcfe of net new reserves added through discoveries, extensions and revisions of reserves on our existing properties. In 1999, average daily net production decreased to 2,250 Mcfe/day from 3,521 Mcfe/day in 1998, a 36% decrease. Approximately 37% of the decrease, or 462 Mcfe/day, is due to the sale of properties during the first quarter of 1999. The balance of the decrease is due to a decline in production on existing wells. Most of the reserve additions discussed above occurred during the later part of the year and are undeveloped reserves, so there was little contribution by these added reserves toward 1999 production. As of December 31, 1999, approximately 39% of our reserves are natural gas reserves. As of December 31, 1998, approximately 68% (55% after adjusting for the property divestiture during the first quarter 1999) of our reserves were natural gas reserves.

During the six month period we owned the Jackson Parish properties we reported our investment in EXUS under the equity method of accounting. Under the equity method we report our net investment in EXUS on the consolidated balance sheet (our share of EXUS assets are netted with our share of EXUS liabilities). Our share of the net earnings of EXUS is reported in other income (expense) in the statement of operations. Accordingly, our production, operating revenues and expenses do not reflect the activities of EXUS.

On June 30, 1999, we acquired an interest in oil and gas producing properties in Jackson Parish, Louisiana. The total purchase price was $27.6 million; however in order to finance the acquisition at no cash outlay to us, we gave up 50% of the acquisition to another company that agreed to arrange 100% of the cash required to close the acquisition. To facilitate the financing of the acquisition with our 50% co-venturer the properties were acquired by a limited liability company which we owned 50%. On December 31, 1999, we sold our interest in the properties and we realized a pre-tax gain on the sale of $4.3 million and we expect to report another $0.4 million in the first quarter of 2000 when contingencies related to part of the properties sold were cleared. We expect to record an extraordinary loss of $250,000 related to a penalty on the prepayment of the amount we borrowed from EXCO to acquire the properties. In addition, we will record a reversal of $70,000 in accrued imputed interest that will not have to be paid because of the prepayment. This acquisition was a product of our strategy under which our explorationists, working in their focus areas, identify acquisition candidates with exploitation potential. Then, management utilizes its contacts with larger companies to tender unsolicited offers to purchase the properties so identified.

During 1999, due to the significant decline in oil and natural gas prices during 1998 and our shortage of capital, we emphasized acquiring and expanding reserves in existing oil and gas fields rather than exploring for new reserves in unestablished areas. In November 1999 we successfully restimulated our #1 Westbury Farms well in the Constitution Field, Jefferson County, Texas. As a result of this successful restimulation, our proved reserves in the field increased by 2.9 Bcfe.

The 2000 budget provides for capital expenditures of approximately $1.7 million for projects that include the drilling and completion of 5 development wells, drilling 3 exploratory wells, a 3-D seismic acquisition for an exploration project, and acreage acquisition. Our share of the 3 exploration wells and the 3-D seismic totals $250,000. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs. In addition, depending on the level of success of the development wells and exploitation wells, we may drill additional wells during 2000 at an estimated cost to us of $0.8 million.

Our general and administrative expense increased significantly from 1996 to 1998 due primarily to two factors; i.e., significantly expanded exploration activities and various corporate restructurings during 1996 and 1997 with the increased cost continuing into 1998. The corporate restructurings included (i) the incorporation of a United Kingdom public limited company, (ii) the repatriation of the United Kingdom company, (iii) the Xplor - Lomak - New Venus transaction in 1997, and (iv) legal and accounting costs related to first-year SEC filing costs. All contributed to the significant increase in the Company's general and administrative costs. General and administrative expense decreased by approximately $0.9 million, or 28%, in 1999 as compared to 1998 as a result of various cost reduction measures implemented in late 1998 and throughout 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999, COMPARED WITH YEAR ENDED DECEMBER 31, 1998

We reported after tax net income of $1.0 million for 1999 versus a net loss of $8.7 million for 1998. In 1999, we reported $4.8 million pre-tax gains on the sale of oil and gas properties. Oil and gas production was 821 Mmcfe in 1999 compared to 1,285 Mmcfe in 1998, a decrease of 36%. Approximately 37% of this decrease is due to the sale of properties during the first quarter of 1999. The balance of the decrease is due to a decline in production on existing wells. Average oil prices increased from $12.84 per barrel in 1998 to $17.54 in 1999, a 37% increase. Average natural gas prices increase from $2.15 per Mcf to $2.23, a 4% increase. As a result of the decrease in production, oil and gas revenue decreased by $0.6 million to $2.2 million in 1999 from $2.8 million in 1998.

Oil and gas production costs in 1999 were $1,025,947 ($1.25 per Mcfe) compared with $1,609,733 in 1998 ($1.25 per Mcfe). The decrease in total production expense is due primarily to the decrease in reported sales volume as a result of the sale of properties and declining production on existing wells.

1999 production or lifting cost as a percentage of oil and gas sales, decreased to 47%, compared with 57% in 1998. This decrease is almost entirely due to higher oil and gas prices since lifting cost per mcfe was virtually unchanged between the two periods as mentioned in the immediately preceding paragraph.

During the first quarter 1999, we sold our West Virginia properties and two producing Texas wells. Production for 1999 attributable to the properties sold totaled 18,313 Mcf of gas. Production for 1998 attributable to the properties sold totaled 1,566 barrels of oil and 177,830 Mcf of gas. Revenues less operating expenses of the properties sold totaled $37,047 in 1999 and $213,784 in 1998.

During 1999, we recorded impairment expense of $0.5 million as compared to $2.8 million recorded in 1998. Approximately 45% of the 1999 impairment is the result of an unexpected decline in value of one of our operated properties. The balance is due to a decline in the values of non-operated properties. The impairment in 1998 is primarily the result of the effect of significantly lower natural gas and crude oil prices in 1998. We review for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. Such reviews were done for both 1999 and 1998. We follow SFAS No. 121 and recognize an impairment when the net future cash flow that is expected to be generated by a long-lived asset is less than the net carrying value of the asset. This comparison is performed on a field by field basis. If the net carrying value is greater, an impairment write down is recorded in the amount of the difference between the net carrying value and fair value. Fair value is based on estimated future cash flows to be generated discounted at 10%. Future cash flows for both the impairment test and for determining the amount of the write down are estimated using only proved reserves and our estimate of future product prices. Our current future price assumption is based on New York Mercantile Exchange ("Nymex") futures pricing of crude oil and natural gas contracts for the periods that we consider have meaningful trading volumes. By conducting the comparison on a field by field basis we may record an impairment even though the total estimated value of all our properties is greater than their total net carrying value.


Exploration expense, including geological, geophysical and seismic data acquisition and analysis and dry hole expenses of $664,581 in 1999 decreased by $596,976 from $1,261,557 in 1998. The decrease is due mainly to dry hole costs of $530,358 recorded in 1998 attributable to a well drilled in West Texas and reduced exploration activity.

Depreciation, depletion, and amortization (DDA) expense of $663,236 ($0.81 per Mcfe) in 1999 decreased by $1,111,763 from $1,774,999 ($1.38 per Mcfe) in 1998.
Approximately 58% of the decrease is due to the decrease in sales volume, and the balance of the decrease (42%) is attributable to lower DDA rates. The lower DDA rates for 1999 are due to higher estimated proved reserves as a result of using higher prices in estimating proved reserves and lower net carrying value of our oil and gas properties as a result of prior year impairments.

During 1999, general and administrative expense of $2,291,017 decreased $883,139 from $3,174,156 in 1998. This decrease was primarily due to various cost reduction measures implemented in late 1998 and throughout 1999. These cost reduction measures were primarily related to reductions in the number of employees. The 1998 amount also includes cost of severance packages for former employees.

Interest expense was $895,602 in 1999, compared to $568,085 in 1998. The $327,517 increase is primarily due to interest on the EXCO convertible promissory note, which we used to finance our 50% share of the EXUS Energy properties. During 1999 we recorded interest expense of $429,333 related to the EXCO note. Offsetting this increase was the reduction in our bank facility as a result of the sale of the West Virginia properties and the H.E. White wells. We applied approximately $1.7 million of the sales proceeds to our outstanding bank debt. Interest expense includes amortization of deferred financing cost of $29,202 in 1999 and $103,260 in 1998. The average daily balances of interest-bearing debt was $8.3 million in 1999, compared to $4.8 million in 1998.

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

During 1998, we recorded impairment expense of $2.8 million as compared to $1.1 million recorded in 1997. The impairment in 1998 is the result of the effect of significantly lower natural gas and crude oil prices. We review for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. Such reviews were done for both 1998 and 1997. We follow SFAS No. 121 and recognize an impairment when the net future cash flow that is expected to be generated by a long lived asset is less than the net carrying value of the asset. This comparison is performed on a field by field basis. If the net carrying value is greater, an impairment write down is recorded in the amount of the difference between the net carrying value and fair value. Fair value is based on estimated future cash flows to be generated discounted at 10%. Future cash flows for both the impairment test and for determining the amount of the write down are estimated using only proved reserves and our estimate of future product prices. Our price assumption for the year end 1998 test was based on weighing future price scenarios over a range we believed was reasonable for estimating the fair values of our properties.


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


ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, which delays the required adoption of FAS 133 to fiscal 2001. The timing of adoption of FAS 133 and effect on the Company's financial position or results of operations have not yet been determined.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, we had a working capital deficit of $922,899 compared with working capital deficit of $6,624,472 at December 31, 1998, an increase in working capital of $5,701,573. Working capital at year-end 1999 and year end 1998 reflect classifying notes payable of $17,919,716 in 1999 and $5,540,000 in 1998 as current. In 1999 we classified the notes as current because they are required to be repaid from funds due from escrow agent and assets held for sale, both of which have been classified as current assets and relate to the sale of the EXUS Properties. The entire balance of notes payable was repaid during the first quarter 2000. We classified the long-term debt in 1998 because we were not in compliance with two financial covenants.

On April 12, 2000, the Company obtained a commitment from a new lender for a one year, $15 million secured revolving line of credit. We expect to close the facility within 30 days. Under the terms of the commitment, the new credit facility will provide the Company with an initial borrowing base of $2.5 million. The borrowing base will decline at the rate of $50,000 per month beginning May 1, 2000 and continue until the next borrowing base redetermination on October 1, 2000. Borrowing base redeterminations will be performed at least semi-annually as of April 1 and October 1. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base. Outstanding balances under the facility will bear interest at the lender's prime rate plus 1%. A facility fee of 1% of the initial borrowing base is due on or before closing. A 3/4% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company will also be required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility will be secured by all of the Company's oil and gas properties and will contain usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; liquidity, leverage, net worth and debt service coverage ratios; and financial statement reporting requirements. The new credit facility will require us to hedge at least 50% of our oil and gas production for twelve months. We expect to have the hedge in place during the second quarter 2000.

We believe that the higher prices we are receiving for our products, our recent successful restimulation of a well we operate in the Constitution Field in Jefferson County, Texas, and the Development Wells we plan to drill, will contribute significantly to our ability to fund our operations. We also believe that the $2.5 million borrowing base under the credit facility we expect to close during April 2000 will provide us with the capital to drill Development Wells in the Constitution Field and four other fields. To the extent we are successful in our development drilling activities, our borrowing base should increase, and that should fund additional Development Wells in the more promising fields.

Our 2000 budget also includes participating in three exploratory wells; however, we have relatively little cost exposure. The first exploratory well, drilled during March 2000, was a dry hole. We expect to record $30,000 in dry hole cost during the first quarter 2000 related to this well.

During the first quarter 2000 we sold an asset classified as other assets on our financial statements for $253,000. We expect to record a gain of approximately $198,000 during the first quarter 2000 related to the sale of the asset.

On March 30, 2000, we received a $250,000 liquidating cash distribution from EXUS, $152,000 of which was used to repay the Wells Fargo credit facility. The distribution will have no impact on earnings. During the second quarter 2000 we expect to receive approximately $0.5 million in post closing settlement proceeds related to the sale of the EXUS properties.

DEBT FACILITIES

7% Convertible Subordinated Promissory Notes

In the second quarter of 1999 the Company completed the private placement to six investors (including one director of the Company and one person who was later appointed a director of the Company) of six unsecured convertible subordinated promissory notes (the "Subordinated Notes") totaling $1,000,000. The net proceeds to the Company were $975,000 after legal fees associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligations to the noteholders are unsecured and subordinated to the rights of the Company's bank and other lenders unless those lenders agree otherwise. Interest payments under the Subordinated Notes may be paid, at the Company's election, with its common stock. The convertibility feature may be invoked by the noteholders at any time and by the Company under circumstances described below.

The Subordinated Notes bear interest at a rate of 7% per annum, or 10% in the event of default. If interest is paid in common stock, the number of shares to be issued is determined by dividing the interest payment due by the market price of one share of the Company's common stock on the last trading day preceding the interest payment date. Interest is payable quarterly beginning on June 30, 1999. During 1999 the Company paid interest for the quarters ended June 30, 1999, and September 30, 1999, with 21,424 shares of the Company's common stock. In January 2000 the Company issued 15,683 shares in payment of the interest due for the quarter ended December 31, 1999.

The Subordinated Notes mature in 2004, at which time the entire unpaid principal is due and payable. The noteholders can convert the debt to the Company's common stock at any time, at a conversion rate of $1.15 per share, the market value of the common stock on the date the terms were agreed to. The conversion price will be adjusted proportionately in cases where the number of the outstanding shares of common stock is changed on a pro rata basis; e.g., stock dividends and stock splits. In addition, the conversion price will be reduced if the Company issues common stock, or securities convertible into common stock, at a price lower that the $1.15 conversion price, as adjusted. In such a case, the conversion price will be reduced to the conversion price of the convertible security or the price of the common stock sold.

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

Subordinated Debenture

During October 1999, the chief executive officer of the Company advanced the Company $750,000 in the exchange for a Subordinated Debenture (the "Debenture") issued by the Company. The net proceeds to the Company were approximately $730,000 after legal and other costs associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligation to the debenture holder is unsecured and subordinated to the rights of the Company's bank and other lenders (except for the subordinated note holders who have equal priority) unless those lenders agree otherwise. Interest is payable monthly, in cash, at a rate equal to Frost National Bank prime rate plus 1%. On December 31, 1999, the interest rate was 9.5%.

If an event of default occurs, the Debenture holder may demand immediate repayment of the principal amount and any accrued but unpaid interest. The Debenture holder will also have all other rights generally allowed by contract and applicable law. Events of default include, among other conditions, a default under other indebtedness or securities.

The Debenture matures in 2004, at which time all the unpaid principal is due and payable. The Company is obligated to redeem the Debenture if it raises enough cash to do so by selling equity securities. The Company has the right, at its option to redeem the debenture for cash beginning on the original issue date. The Subordinated Debenture was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As a result, the transfer of such security is restricted.

Wells Fargo Facility

In 1997, we entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to borrowing base determined every six months (April 1 and October 1) by the bank based on our oil and gas reserves that were used as security for the loan. On August 19, 1998 the credit facility was amended resulting in the interest on related borrowings becoming the bank's prime lending rate plus 1%. The interest rate at December 31, 1999 and 1998 was 9.50% and 8.75%.

As of December 31, 1999, the borrowing base was $3,870,000 and $3,819,716 was outstanding resulting in an unused borrowing base of $50,284. On January 6, 2000, as part of the cash settlement from the sale our interest in the EXUS Properties, $3,716,000 was used to reduce the outstanding balance under the credit facility, resulting in a outstanding loan balance of $152,000 as of January 6, 2000. At the same time the bank lowered the borrowing base to $152,000. On March 30, 2000, the outstanding balance under the credit facility was repaid. As discussed above we have obtained a commitment from a new lender for a debt facility with an initial borrowing base of $2.5 million.

EXCO Convertible Note

On June 30, 1999, we borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note (the "EXCO Note") due July 1, 2004. We drew $7 million under the EXCO Note to fund our capital contribution to EXUS, and the entire amount was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the EXUS Energy properties were sold. There was no conversion of any part of the EXCO Note into common shares prior to its termination, and interest during the actual outstanding term of the EXCO Note was 10%.

The EXCO Note contained a prepayment penalty provision of 3.57% of the principal prepaid for any prepayment occurring on or prior to July 1, 2000. On January 6, 2000, we paid a $250,000 prepayment penalty when we prepaid the entire $7 million outstanding balance. In the first quarter of 2000 we will recognize an extraordinary loss for the amount of the prepayment. In addition, the Company will record a reversal of $70,000 in accrued imputed interest that will not have to be paid because of the prepayment. The EXCO Note contained other customary terms, and these terms are summarized on Form 8-K dated June 30, 1999.

NationsBank, N. A.  Credit Facility

In connection with EXUS' acquisition of the properties in Jackson Parish, Louisiana, on June 30, 1999, EXUS entered into a credit facility with NationsBank, N. A. as administrative agent and lender. The credit facility, which was due to mature on June 30, 2002, provided for borrowings up to $50 million, subject to borrowing base limitations. The borrowing base at December 31, 1999, totaled $19.5 million, of which $14.2 million was outstanding. On December 31, 1999, EXUS distributed the credit facility and EXUS' oil and gas properties to Venus and EXCO so that Venus and EXCO could sell the properties on December 31, 1999. Venus' share of the outstanding balance at December 31, 1999, totaled $7.1 million, and the entire balance was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the oil and gas properties were sold.

The credit facility provided that if the aggregate outstanding indebtedness of EXUS was less than 75% of the borrowing base, then advances would bear interest at 1.5% over LIBOR. If the borrowing base usage equaled or exceeded 75%, then advances would bear interest at 1.75% over LIBOR.

Commencing on September 25, 1999 and continuing each month thereafter until maturity, the credit facility required mandatory payments equal to 50% of net revenues (as defined in the credit facility) for the immediately preceding calendar month. Each such payment was applied first to accrued but unpaid interest and then to principal. The EXCO Note contained other customary terms and these terms are summarized on Form 8-K dated June 30, 1999.

Stratum Facility

During the fourth quarter 1998, we acquired Stratum's rights and interests in Venus Development, a wholly owned subsidiary of Venus Exploration, Venus Development's Term Loan, and Venus Development's oil and gas properties in exchange for 1,100,000 shares of the Company's common stock. Accordingly, the Stratum Facility has been terminated. The acquisition of Stratum's interest includes the overriding royalties that it had originally acquired pursuant to the agreement and certain warrants Stratum held to acquire Venus Exploration, Inc. shares held by certain of its shareholders. We recorded, in the fourth quarter of 1998, a non-cash loss of $345,905 due to the early extinguishment of debt as a result of writing off deferred financing costs related to this loan.

HEDGING ACTIVITIES

On certain properties, we used commodity derivative contracts to protect and to ensure cash flow levels. Those properties were limited to those that were owned by Venus Development and that were subject to the financing facility provided by Stratum. Under the terms of the exchange of Venus shares for the Stratum note and other agreements, all commodity derivative contracts were terminated, and there were no quantities hedged as of December 31, 1999 and December 31, 1998.

As discussed under Liquidity and Capital Resources, we are in the process of obtaining a new credit facility which will require us to hedge approximately one-half of our production for a period of one year. We expect to have the hedge in place during the second quarter 2000.

IMPACT OF YEAR 2000

The "Year 2000 problem" arises because many computer systems and programs were designed to handle only a two-digit year, not a four-digit year. We were concerned that when the year 2000 began, these computers would have interpreted "00" as the year 1900 (e.g., 1998 is seen as "98") and either stop processing date-related computations, or will process them incorrectly.

During 1998 and 1999 we developed and implemented a plan to determine whether our computers were Year 2000 compliant. We also surveyed our major vendors, purchasers of products, customers and service providers, to assist in an assessment of whether they expected to be Year 2000 compliant.

To date we have not experienced any material failures of our systems or those of third parties with whom we conduct business. Although there is still a possibility that in the coming months, certain systems could experience failures due to the Year 2000 problem, we do not believe that any such failure would materially affect our operations.

We expensed, as incurred, all costs related to the assessment and remediation of the Year 2000 problem. These costs were funded through operating cash flow and were not material to our consolidated financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to fluctuations in the price of natural gas and crude oil, as well as changes in interest rates.

Natural gas and crude oil prices fluctuate widely in response to changing market forces, which are beyond our control. Substantially all of our revenue is from the sale of natural gas and crude oil, so these fluctuations can have a significant effect on our revenue. During the second quarter 2000 we expect to hedge approximately 50% of our oil and natural gas production pursuant to the requirements of a new credit facility we expect to close during the same quarter. Gains and losses from the hedge should be generally offset by price changes in the underlying commodity. Accordingly, we do not believe that such a use of a derivative instrument exposes us to material risk; however, it will limit the amount of benefit we could receive from future increases in product prices.

Changes in product prices can also have a significant effect on the value of our oil and gas properties for purposes of determining whether an impairment write-down must be recorded. Although impairment write-downs do not affect cash flow, they do reduce our tangible net worth, which in turn affects our ability to meet the tangible net worth requirement under the new credit facility and Nasdaq market listing requirements.

Our earnings are also affected by changes in interest rates because our bank debt ($3,819,716 at December 31, 1999) is subject to a floating prime rate plus 1%. Although we significantly reduced our bank debt after year-end, we plan to use bank debt in the future to fund development wells. Fluctuations in these rates directly impact our interest expense.

Historically, except when required by a lender, we have not used financial instruments such as futures contracts or interest rate swaps to mitigate the effect of changes in commodity prices or interest rates. We had no existing contracts at December 31, 1999.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears in a separate section of this report following Part IV.

ITEM 9. CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Executive Officers" of our proxy statement for our 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference. The Proxy Statement is expected to be filed prior to April 29, 2000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is set forth under the captions "Executive Compensation" - Director Compensation and Certain Relationships and Related Party Transactions" of Venus's Proxy Statement, which will be filed with the Commission pursuant to Regulation 14A under the Exchange Act and is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

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

4.3(8)    Form of 7% Convertible Subordinated Notes

4.4(8) Form of Registration Rights Agreement between Venus Exploration, Inc. and various holders of 7% Convertible Subordinated Notes

4.5(9)    Ames Subordinated Note*

4.6(8)    Form of Salary Reduction Stock Option Agreement*

9.1(1) Voting Trust Agreement dated effective March 31, 1997, among E. L. Ames, Jr., et al.

10.1(3)   Registrant's 1985 Incentive Stock Option Plan*

10.2(2)   Registrant's 1995 Incentive Stock Option Plan*

10.3(5)   1997 Incentive Plan*

10.4(1) Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

10.5(4) First Amendment to Second Amended and Restated Loan Agreement dated May 19, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.6(6) Second Amendment to Second Amended and Restated Loan Agreement dated July 8, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.7(6) Third Amendment to Second Amended and Restated Loan Agreement dated August 18, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.8(13) Fourth Amendment to Second Amended and Restated Loan Agreement dated December 3, 1998 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.9(13) Fifth Amendment to Second Amended and Restated Loan Agreement dated January 16, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.10(7) Sixth Amendment to second Amended and Restated Loan Agreement dated March 15, 1999 between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.11(8) Seventh Amendment to Second Amended and Restated Loan Agreement dated June 30, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.12(9) Eight Amendment to Second Amended and Restated Loan Agreement effective September 30, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.13 Ninth Amendment to Second Amended and Restated Loan Agreement effective December 31, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

10.14(11) Letter Agreement dated February 4, 1999, between Venus Exploration,
          Inc., and Petroleum Development Corporation

10.15(11) Amendment to Letter Agreement dated February 11, 1999, between Venus
          Exploration, Inc., and Petroleum Development Corporation

10.16(12) Asset Purchase Agreement among Venus Exploration, Inc. and Allegheny
          Interests, Inc., et al., dated January 26, 1999

10.17(8) Subordination Agreement dated June 30, 1999, between Wells Fargo Bank (Texas), N.A. and EXCO Resources, Inc.

10.18(8) Intercreditor and Subordination Agreement dated June 30, 1999, between NationsBank, N.A. and Wells Fargo Bank (Texas), N.A.

10.19(2)  Note and Warrant Agreement with Kinder Investments, L.P.

10.20(9)  Executive Employment Agreement dated July 1, 1999, for E.L. Ames, Jr.*

10.21(10) Settlement Agreement dated November 19, 1998 between Stratum Group,
          L.P. and Venus Exploration, Inc.

10.22(10) Registration Rights Agreement dated November 30, 1998 between Venus
          Exploration, Inc. and Stratum Group, L.P.

10.23(15) Purchase and Sale Agreement between Apache Corporation as seller, and
          Venus Exploration, Inc., buyer, dated May 13, 1999

10.24(15) Credit Agreement among EXUS Energy, LLC, as borrower, NationsBank,
          N.A., as administrative agent, and financial institutions listed on
          Schedule I, dated June 30, 1999

10.25(15) Limited Liability Company Agreement of EXUS Energy, LLC, dated June
          30, 1999

10.26(15) Convertible Promissory Note made by Venus Exploration, Inc. in favor of EXCO Resources, Inc., dated June 30, 1999

10.27(15) Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999

10.28(15) Registration Rights Agreement between EXCO Resources, Inc. and Venus
          Exploration, Inc., dated June 30, 1999

10.29(15) Agreement Among Members between EXCO Resources Inc., dated June 30,
          1999

10.30(14) Purchase and Sale Agreement between Venus Exploration, Inc. as seller, and Anadarko Petroleum Corporation., buyer, dated December 17, 1999

10.31 Amendment to Purchase and Sale Agreement dated December 17, 1999, between Venus Exploration, Inc. as seller, and Anadarko Petroleum Corporation., buyer, dated December 31, 1999

21.(1)    List of Subsidiaries

23.1      Consent of KPMG LLP regarding incorporation by reference.

23.2      Consent of Ryder Scott Company regarding incorporation by reference.

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

     (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

     (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

     (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

     (9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     (10) Filed as an exhibit to the Company's Registration Statement to Form S-3 (file no. 333-73457) with the Commission on March 5, 1999, and incorporated herein by reference.

     (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 12, 1999, as amended, and incorporated herein by reference.

     (12) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 27, 1999, and incorporated herein by reference.

     (13) Filed as an exhibit to the Company's original Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

     (14) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 31, 1999, and incorporated herein by reference.

     (15) Filed as an exhibit to the Company's Current Report on Form 8-K dated June 30, 1999, and incorporated herein by reference.

* Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K.
          The Company filed a Current Report on Form 8-K dated December 31, 1999, reporting information pursuant to Item 2, Item 5 and Item 7 (including pro forma financial data reflecting the sale of the Jackson Parish properties).

(c)  Exhibits.
     See the list of exhibits filed as part of this Form 10-K listed under sub-item (a)3 above.

(d) No financial statement schedules are required to be filed herewith. See sub-item (a)2 above.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Antonio, Texas, on the 12th day of April, 2000.


                                      VENUS EXPLORATION, INC.

                                      By: /s/ EUGENE L. AMES, JR.
                                          -----------------------
                                          Eugene L. Ames, Jr.
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 12, 2000
                                           /s/ EUGENE L. AMES, JR.
                                           -------------------------------------
                                           Eugene L. Ames, Jr.
                                           Chairman of the Board of Directors
                                           and Chief Executive Officer
April 12, 2000
                                           /s/ JOHN Y. AMES
                                           -------------------------------------
                                           John Y. Ames
                                           President, Director and Chief
                                           Operating Officer
April 12, 2000
                                           /s/ J. C. ANDERSON
                                           -------------------------------------
                                           J. C. Anderson
                                           Director
April 12, 2000
                                           /s/ MARTIN A. BELL
                                           -------------------------------------
                                           Martin A. Bell
                                           Director
April 12, 2000
                                           /s/ JAMES W. GORMAN
                                           -------------------------------------
                                           James W. Gorman
                                           Director
April 12, 2000
                                           /s/ MICHAEL E. LITTLE
                                           -------------------------------------
                                           Michael E. Little
                                           Director
April 12, 2000
                                           /s/ JERE W. MCKENNY
                                           -------------------------------------
                                           Jere W. McKenny
                                           Director
April 12, 2000
                                           /s/ JOHN H. PINKERTON
                                           -------------------------------------
                                           John H. Pinkerton
                                           Director
April 12, 2000
                                           /s/ PATRICK A GARCIA
                                           -------------------------------------
                                           Patrick A. Garcia
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

================================================================================

                                INDEX TO EXHIBITS

EXHIBIT
  NO.     ITEM
-------   ----

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

4.3(8)    Form of 7% Convertible Subordinated Notes

4.4(8)    Form of Registration Rights Agreement between Venus Exploration, Inc.
          and various holders of 7% Convertible Subordinated Notes

4.5(9)    Ames Subordinated Note

4.6(8)    Form of Salary Reduction Stock Option Agreement

9.1(1)    Voting Trust Agreement dated effective March 31, 1997, among E. L.
          Ames, Jr., et al.

10.1(3)   Registrant's 1985 Incentive Stock Option Plan

10.2(2)   Registrant's 1995 Incentive Stock Option Plan

10.3(5)   1997 Incentive Plan

10.4(1) Second Amended and Restated Loan Agreement dated December 19, 1997, between Venus Exploration, Inc., and Wells Fargo Bank (Texas) N.A.

10.5(4)   First Amendment to Second Amended and Restated Loan Agreement dated
          May 19, 1998 by and between Venus Exploration, Inc. and Wells Fargo
          Bank (Texas), N.A.

10.6(6)   Second Amendment to Second Amended and Restated Loan Agreement dated
          July 8, 1998 by and between Venus Exploration, Inc. and Wells Fargo
          Bank (Texas), N.A.

10.7(6)   Third Amendment to Second Amended and Restated Loan Agreement dated
          August 18, 1998 by and between Venus Exploration, Inc. and Wells Fargo
          Bank (Texas), N.A.

10.8(13)  Fourth Amendment to Second Amended and Restated Loan Agreement dated
          December 3, 1998 by and between Venus Exploration, Inc. and Wells
          Fargo Bank (Texas), N.A.

10.9(13)  Fifth Amendment to Second Amended and Restated Loan Agreement dated
          January 16, 1999 by and between Venus Exploration, Inc. and Wells
          Fargo Bank (Texas), N.A.

10.10(7)  Sixth Amendment to second Amended and Restated Loan Agreement dated
          March 15, 1999 between Venus Exploration, Inc. and Wells Fargo Bank
          (Texas), N.A.

10.11(8)  Seventh Amendment to Second Amended and Restated Loan Agreement dated
          June 30, 1999 by and between Venus Exploration, Inc. and Wells Fargo
          Bank (Texas), N.A.

10.12(9) Eight Amendment to Second Amended and Restated Loan Agreement effective September 30, 1999 by and between Venus Exploration, Inc.
          and Wells Fargo Bank (Texas), N.A.

10.13 Ninth Amendment to Second Amended and Restated Loan Agreement effective December 31, 1999 by and between Venus Exploration, Inc. and
          Wells Fargo Bank (Texas), N.A.

10.14(11) Letter Agreement dated February 4, 1999, between Venus Exploration,
          Inc., and Petroleum Development Corporation

10.15(11) Amendment to Letter Agreement dated February 11, 1999, between Venus
          Exploration, Inc., and Petroleum Development Corporation

10.16(12) Asset Purchase Agreement among Venus Exploration, Inc. and Allegheny
          Interests, Inc., et al., dated January 26, 1999

10.17(8)  Subordination Agreement dated June 30, 1999, between Wells Fargo Bank
          (Texas), N.A. and EXCO Resources, Inc.

10.18(8)  Intercreditor and Subordination Agreement dated June 30, 1999, between
          NationsBank, N.A. and Wells Fargo Bank (Texas), N.A.

10.19(2)  Note and Warrant Agreement with Kinder Investments, L.P.

10.20(9)  Executive Employment Agreement dated July 1, 1999, for E.L. Ames, Jr.

10.21(10) Settlement Agreement dated November 19, 1998 between Stratum Group,
          L.P. and Venus Exploration, Inc.

10.22(10) Registration Rights Agreement dated November 30, 1998 between Venus
          Exploration, Inc. and Stratum Group, L.P.

10.23(15) Purchase and Sale Agreement between Apache Corporation as seller, and
          Venus Exploration, Inc., buyer, dated May 13, 1999

10.24(15) Credit Agreement among EXUS Energy, LLC, as borrower, NationsBank,
          N.A., as administrative agent, and financial institutions listed on
          Schedule I, dated June 30, 1999

10.25(15) Limited Liability Company Agreement of EXUS Energy, LLC, dated June
          30, 1999

10.26(15) Convertible Promissory Note made by Venus Exploration, Inc. in favor of EXCO Resources, Inc., dated June 30, 1999

10.27(15) Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999

10.28(15) Registration Rights Agreement between EXCO Resources, Inc. and Venus
          Exploration, Inc., dated June 30, 1999

10.29(15) Agreement Among Members between EXCO Resources Inc., dated June 30,
          1999

10.30(14) Purchase and Sale Agreement between Venus Exploration, Inc. as seller, and Anadarko Petroleum Corporation., buyer, dated December 17, 1999

10.31 Amendment to Purchase and Sale Agreement dated December 17, 1999, between Venus Exploration, Inc. as seller, and Anadarko Petroleum
          Corporation., buyer, dated December 31, 1999

21.(1)    List of Subsidiaries

23.1      Consent of KPMG LLP regarding incorporation by reference.

23.2      Consent of Ryder Scott Company regarding incorporation by reference.

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

     (6) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference.

     (7) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.

     (8) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by reference.

     (9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, and incorporated herein by reference.

     (10) Filed as an exhibit to the Company's Registration Statement to Form
          S-3 (file no. 333-73457) with the Commission on March 5, 1999, and incorporated herein by reference.

     (11) Filed as an exhibit to the Company's Current Report on Form 8-K dated
          February 12, 1999, as amended, and incorporated herein by reference.

     (12) Filed as an exhibit to the Company's Current Report on Form 8-K dated
          January 27, 1999, and incorporated herein by reference.

     (13) Filed as an exhibit to the Company's original Annual Report on Form
          10-K for the year ended December 31, 1998, and incorporated herein by reference.

     (14) Filed as an exhibit to the Company's Current Report on Form 8-K dated
          December 31, 1999, and incorporated herein by reference.

     (15) Filed as an exhibit to the Company's Current Report on Form 8-K dated
          June 30, 1999, and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
Independent Auditors' Report                                                    F-2

Consolidated Balance Sheets as of
   December 31, 1999 and 1998                                                   F-3

Consolidated Statements of Operations for
   each of the years in the three-year period
   ended December 31, 1999                                                      F-4

Consolidated Statements of Shareholders' Equity (Deficit) and Comprehensive
   Income for each of the years in the three-year period
   ended December 31, 1999                                                      F-5

Consolidated Statements of Cash Flows for each of the
   years in the three-year period ended December 31, 1999                       F-6

Notes to Consolidated Financial Statements                                      F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Venus Exploration, Inc.:

We have audited the accompanying consolidated balance sheets of Venus Exploration, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venus Exploration, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                                                  KPMG LLP
April 12, 2000
San Antonio, Texas

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                              DECEMBER 31,
                                                                      ---------------------------
                                                                          1999           1998
                                                                      -----------     -----------
ASSETS
    Current assets:
        Cash and equivalents                                          $    235,673    $    125,832
        Trade accounts receivable                                          717,964         414,695
        Funds due from escrow agent                                     17,303,582              --
        Assets held for sale                                             1,236,030              --
        Prepaid expenses and other                                          90,177          77,299
                                                                      ------------    ------------
                    Total current assets                                19,583,426         617,826
    Oil and gas properties and equipment, at cost
        under the successful efforts method, net                         4,300,876       7,138,690
    Other property and equipment, net                                      136,274         238,598
    Deferred financing costs, at cost less accumulated amortization         20,380          19,226
    Other assets, at cost less accumulated amortization                    423,750         121,574
                                                                      ------------    ------------
                                                                      $ 24,464,706    $  8,135,914
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Trade accounts payable                                        $  1,447,920    $  1,268,743
        Other liabilities                                                1,138,689         433,555
        Current notes payable                                           17,919,716       5,540,000
                                                                      ------------    ------------
                    Total current liabilities                           20,506,325       7,242,298


    Long-term debt                                                       1,750,000              --
    Other long-term liabilities                                             18,131          22,591
                                                                      ------------    ------------
                    Total liabilities                                   22,274,456       7,264,889


    Shareholders' equity:
        Preferred stock; par value of $0.01; 5,000,000 shares
             authorized; none issued and outstanding                            --              --
        Common stock; par value of $.01; 30,000,000 shares
             authorized; 11,055,285 and 10,971,325 shares issued
             and outstanding in 1999 and 1998, respectively                110,553         109,713
        Additional paid-in capital                                      17,336,593      17,209,042
        Accumulated deficit                                            (15,194,396)    (16,203,980)
         Accumulated other comprehensive income - net unrealized
        appreciation on investment securities                               68,750              --
        Unearned compensation                                             (131,250)       (243,750)
                                                                      ------------    ------------
                    Total shareholders' equity                           2,190,250         871,025
    Commitments and contingencies
                                                                      ------------    ------------
                                                                      $ 24,464,706    $  8,135,914
                                                                      ============    ============

See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    1999            1998            1997
                                                                ------------    ------------    ------------
 Oil and gas revenues                                           $  2,183,681    $  2,804,749    $  2,476,040
                                                                ------------    ------------    ------------
 Costs of operations:
     Production expense                                            1,025,947       1,609,733         963,822
     Exploration expenses, including dry holes                       664,581       1,261,557         504,983
     Impairment of oil and gas properties                            544,740       2,803,152       1,051,617
     Depreciation, depletion and amortization                        663,236       1,774,999       1,078,942
     General and administrative                                    2,291,017       3,174,156       2,923,764
                                                                ------------    ------------    ------------
              Total expenses                                       5,189,521      10,623,597       6,523,128
                                                                ------------    ------------    ------------
              Operating loss                                      (3,005,840)     (7,818,848)     (4,047,088)
                                                                ------------    ------------    ------------

 Other income (expense):
     Interest expense                                               (895,602)       (568,085)       (203,213)
     Equity in net earnings from EXUS Energy, LLC                    444,968              --              --
     Gain on sale of assets                                        4,762,170          30,007           4,920
     Interest and other income                                        33,888          32,502          77,658
                                                                ------------    ------------    ------------
                                                                   4,345,424        (505,576)       (120,635)
                                                                ------------    ------------    ------------
 Net income (loss) before income taxes and extraordinary item      1,339,584      (8,324,424)     (4,167,723)
 Income tax expense                                                  330,000              --              --
                                                                ------------    ------------    ------------
 Income (loss) before extraordinary item                           1,009,584      (8,324,424)     (4,167,723)
 Extraordinary loss on early extinguishment of debt                       --         345,905              --
                                                                ------------    ------------    ------------
              Net income (loss)                                 $  1,009,584    $ (8,670,329)   $ (4,167,723)
                                                                ============    ============    ============

 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                  $       0.09    $      (0.84)   $      (0.57)
     Extraordinary loss on early extinguishment of debt                   --    $      (0.03)             --
                                                                ============    ============    ============
     Earnings (loss)                                            $       0.09    $      (0.87)   $      (0.57)
                                                                ============    ============    ============

Common shares and equivalents outstanding:
     Basic                                                        11,011,218       9,934,251       7,270,357

     Diluted                                                      11,579,723       9,934,251       7,270,357


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE
                                     INCOME

                                                                                       Accumu-
                                                                                        lated
                                                                                        other
                                                       Additional       Retained        Compre-
                             Issued       Common         Paid-in        earnings        hensive      Unearned
                             shares       Stock          capital        (deficit)       Income      Compensation       Total
                          -----------  ------------   -------------   ------------   ------------   ------------    ------------
Balances, December
     31, 1996              3,322,121   $     33,221   $  1,301,949   $ (3,365,928)   $         --   $         --    $ (2,030,758)
  Net loss                        --             --             --     (4,167,723)             --             --      (4,167,723)
  Conversion of
     preference
     shares                2,041,674         20,417      4,934,583             --              --             --       4,955,000
  Compensation costs
     for stock
     options                      --             --        252,002             --              --             --         252,002
  Stock options
     exercised               298,678          2,987         58,083             --              --             --          61,070
  Acquisition of Xplor
     and Lomak             4,074,342         40,743      8,463,572             --              --             --       8,504,315
                        ------------   ------------   ------------   ------------    ------------   ------------    ------------
Balances, December
     31, 1997              9,736,815         97,368     15,010,189     (7,533,651)             --             --       7,573,906
  Net loss                        --             --             --     (8,670,329)             --             --      (8,670,329)
  Stock issued:
    Stratum settlement     1,100,000         11,000      1,756,500             --              --             --       1,767,500
    Compensation
     cost for stock
     and stock options       134,510          1,345        442,353             --              --       (337,500)        106,198
  Earned compensation             --             --             --             --              --         93,750          93,750
                        ------------   ------------   ------------   ------------    ------------   ------------    ------------
Balances, December
     31, 1998             10,971,325        109,713     17,209,042    (16,203,980)             --       (243,750)        871,025
  Net income                      --             --             --      1,009,584              --             --       1,009,584
  Net unrealized
     change in
     investment
     securities                   --             --             --             --          68,750             --          68,750
                                                                                                                    ------------
  Comprehensive
     income                       --             --             --             --              --             --       1,078,334
  Compensation cost
     for stock and
     stock options            62,536            626        100,644             --              --             --         101,270
  Interest paid with
     common stock             21,424            214         26,907             --              --             --          27,121
  Earned compensation             --             --             --             --              --        112,500         112,500
                        ------------   ------------   ------------   ------------    ------------   ------------    ------------
Balances, December
     31, 1999             11,055,285   $    110,553   $ 17,336,593   $(15,194,396)   $     68,750   $   (131,250)   $  2,190,250
                        ============   ============   ============   ============    ============   ============    ============


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------
                                                               1999            1998          1997
                                                           ------------    ------------  ------------
Operating Activities:
    Net earnings (loss)                                     $ 1,009,584    $(8,670,329)   $(4,167,723)
    Adjustments to reconcile net loss to net cash used in
               operating activities:
          Depreciation, depletion and amortization of oil
               and gas properties                               663,236      1,774,999      1,078,942
          Other depreciation and amortization                   147,388        263,985        241,198
          Impairments, abandoned leases, and dry                593,470      3,350,260      1,113,335
          hole costs
          Gain on sale of property and equipment             (4,762,170)       (30,007)        (4,920)
          Equity in net earnings of EXUS                       (444,968)            --             --
          Loss on early extinguishment of debt                       --        345,905
          Compensation expense for stock and stock options      213,770        161,198        252,002
          Interest expense paid with common stock                27,121             --             --
          Deferred interest expense on EXCO note                 71,556             --             --
          Changes in operating assets and liabilities:
              Trade accounts receivable                        (303,269)     1,853,803     (1,181,821)
              Prepaid expenses and other                        (12,878)        27,668        (71,277)
              Trade accounts payable                            179,177     (1,793,957)     1,564,483
              Advances from interest owners                          --        (17,862)      (327,039)
              Other liabilities                                 633,577        206,777        226,778
                                                            -----------    -----------    -----------
                Net cash used in operating activities        (1,984,406)    (2,527,560)    (1,276,042)
                                                            -----------    -----------    -----------
 Investing Activities:
    Capital expenditures                                       (584,815)    (3,271,352)    (4,394,687)
    Cash acquired in business combination                            --             --      2,920,630
    Investment in EXUS                                       (7,450,806)            --             --
    Distributions from EXUS                                     493,839             --             --
    Proceeds from sales of property and equipment             2,641,129        160,733         97,908
                                                            -----------    -----------    -----------
                Net cash used in investing activities        (4,900,653)    (3,110,619)    (1,376,149)
                                                            -----------    -----------    -----------
 Financing Activities:
    Net proceeds from issuance of long-term debt
         and notes payable                                    9,063,495      7,492,202      2,277,824
    Principal payments on long-term debt and notes           (2,038,239)    (2,355,832)      (272,495)
         payable
    Deferred financing costs                                    (30,356)       (76,045)       (35,689)
    Proceeds from issuance of stock                                  --         21,250             --
    Proceeds from options exercised                                  --             --         61,070
                                                            -----------    -----------    -----------
                Net cash provided by financing activities     6,994,900      5,081,575      2,030,710
                                                            -----------    -----------    -----------
    Increase (decrease) in cash and equivalents                 109,841       (556,604)      (621,481)
    Cash and equivalents, beginning of year                     125,832        682,436      1,303,917
                                                            -----------    -----------    -----------
    Cash and equivalents, end of year                       $   235,673    $   125,832    $   682,436
                                                            ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

(1)  ORGANIZATION AND BUSINESS COMBINATION

     Venus Exploration, Inc. (the Company) is primarily engaged in the business of exploring for, acquiring, developing and operating onshore oil and gas properties in the United States. The Company presently has oil and gas properties, acreage and production in eight states.

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

     The effect of the combination transactions was primarily the recording of the assets and liabilities of Xplor and Lomak at their fair values. The combined amounts for Lomak and Xplor were as follows:

                                                                 (IN THOUSANDS)
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

         Capitalized costs of proved properties are periodically reviewed for impairment on a field-by-field basis, and, if necessary, an impairment provision is recognized to reduce the net carrying amount of such properties to their estimated fair values generally determined on a discounted cash flow basis. In determining if an impairment is necessary, the Company estimates future cash flows based on proved reserves and its estimate of future commodity prices. The Company's current future price assumption is based on New York Mercantile Exchange ("NYMEX") futures pricing of crude oil and natural gas contracts.

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

     (f) Revenue Recognition

         The Company records revenue following the entitlement method of accounting for gas imbalances. As of December 31, 1999 and 1998, there were no significant imbalances. Three customers accounted for approximately 19%, 13% and 8% of total consolidated revenues for the year ended December 31, 1999. Three customers accounted for approximately 16%, 13% and 12% of total consolidated revenues for the year ended December 31, 1998. Three customers accounted for approximately 22%, 10% and 10% of total consolidated revenues for the year ended December 31, 1997.

     (g) Deferred Financing Costs

         Deferred financing costs consist of costs associated with obtaining the Company's debt agreements, as discussed in Note 5, which are amortized over the expected term of the related borrowings.

     (h) Other Assets

         Other assets include the Company's remaining investment in EXUS Energy LLC ("EXUS"), a certificate of deposit and an investment in an available for sale security. Unrealized losses for available for sale securities are excluded from earnings and are reported as a separate component of comprehensive income until realized.

     (i) Hedging Transactions

         The Company has entered into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with certain oil and gas sales and to reduce the impact of price fluctuations. The Company primarily used price swaps for production on properties pledged under its loan agreement.

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

         On December 2, 1996, the Company entered into a financial swap, as required under one of the loan agreements discussed in Note 6, whereby the counterparty agreed to pay the Company the difference between the floating price and the fixed price for certain volumes of production in future months (commencing with January 1997 production) if the floating price was below the negotiated fixed price of $2.0497 per mmbtu for natural gas or $19.045 per barrel for oil, respectively. If the floating price exceeded the fixed price for natural gas or oil, the Company was required to remit the difference to the counterparty. As discussed in Note 6, the financial swap was terminated during the fourth quarter, 1998.

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

     (o) Earnings (loss) per share

         The Company follows Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" under which basic net earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

         In 1997 and 1998 the Company reported net losses therefore diluted earnings per share not presented. In 1999 basic and diluted earnings per share were calculated as follows.

                                                                                            1999
                                                                                         ------------
Basic earnings per share:
     Net income available to common shareholders (numerator)                             $  1,009,584
     Weighted average common shares outstanding (denominator)                              11,011,218
                                                                                         ------------
     Earnings per share                                                                  $       0.09
                                                                                         ============
Diluted earnings per share:
     Net income available to common shareholders                                         $  1,009,584
     Interest paid to convertible note holders                                                 44,771
                                                                                         ------------
     Net income available to common shareholders plus assumed conversions (numerator)    $  1,054,355
                                                                                         ============

     Weighted average common shares outstanding                                            11,011,218
     Effect of dilutive securities:
               Conversion of convertible subordinated notes                                   556,163
               Assumed exercise of dilutive stock options and warrants                         19,694
               Less common shares issued to pay interest                                       (7,352)
                                                                                         ------------
     Weighted average common shares outstanding plus assumed conversions (denominator)     11,579,723
                                                                                         ============
     Diluted earnings per share                                                          $       0.09
                                                                                         ============

     (p) New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, which delays the required adoption of FAS 133 to fiscal 2001. The timing of adoption of FAS 133 and effect on the Company's financial position or results of operations have not yet been determined.

(3) ACQUISITIONS AND DISPOSITIONS

     On June 30, 1999, EXUS, owned 50% by the Company and 50% by EXCO Resources, Inc. (EXCO), completed the acquisition of certain oil and natural gas producing properties located in Jackson Parish, Louisiana (the EXUS Properties). The purchase price, after closing adjustments, was $27.6 million. EXUS funded the acquisition with $14 million drawn under a new bank credit facility it established, and $14 million of EXUS equity capital which consisted of $7 million cash contribution each by the Company and EXCO. The Company's capital was funded by a $7 million convertible promissory note in favor of EXCO dated June 30, 1999.

     On December 31, 1999 the Company sold its entire 50% share of the EXUS Properties. To effect the sale, EXUS distributed the EXUS Properties to Venus and EXCO, and Venus and EXCO then sold their undivided interest on December 31, 1999, resulting in a pre-tax gain of $4.7 million to the Company, of which $4.3 million was recorded in 1999 and the remaining $0.4 million will be recorded in the first quarter 2000 when contingencies related to part of the properties sold were cleared. The Company recorded approximately $445,000 in equity in net earnings from EXUS during the six months it owned the investment. In addition, the Company reported approximately $360,000 in currently due interest related to the EXCO note and $72,000 in deferred interest.

(4)  OIL AND GAS PROPERTIES

     Oil and gas properties consist of the following at December 31, 1999 and 1998:

                                                               1999            1998
                                                            ------------    -----------
Proved properties                                           $  8,058,806    $ 10,390,206
Unproved properties                                              267,298         484,877
                                                            ------------    ------------
                                                               8,326,104      10,875,083

Less accumulated depreciation, depletion and amortization     (4,025,228)     (3,736,393)
                                                            ------------    ------------
                                                            $  4,300,876    $  7,138,690
                                                            ============    ============

     The impairment of oil and gas properties recognized in 1999 and 1998 includes a write-down of proved properties of approximately $544,740 and $2,803,152, respectively. Impairment is recognized only if the carrying amount of a property is greater than its expected future cash flows based on proved reserves and estimated future commodity prices. The amount of the impairment is based on the estimated fair value of the property.

(5)  OTHER PROPERTY AND EQUIPMENT

     Other property and equipment consists of the following at December 31, 1999 and 1998:

                                                               1999        1998
                                                            ---------    ---------
Transportation equipment                                    $   6,293    $   6,293
Furniture, fixtures and office equipment                      521,631      521,631
Geophysical interpretation system                             118,516      118,516
                                                            ---------    ---------
                                                              646,440      646,440
Less accumulated depreciation, depletion and amortization    (510,166)    (407,842)
                                                            ---------    ---------
                                                            $ 136,274    $ 238,598
                                                            =========    =========

(6)  LONG-TERM DEBT AND NOTES PAYABLE

     Long-term debt consists of the following at December 31, 1999 and 1998:

                                                    1999        1998
                                                 ---------    ---------
7% Convertible subordinated promissory notes     $1,000,000   $       --
Subordinated debenture                              750,000           --
                                                 ----------   ----------
                                                 $1,750,000   $       --
                                                 ==========   ==========

     Notes payable consists of the following at December 31, 1999 and 1998:

                                         1999         1998
                                     -----------   -----------
Revolving credit                     $ 3,819,716   $ 5,540,000
EXCO Convertible Note                  7,000,000
NationsBank, N. A. Credit Facility     7,100,000            --
                                     -----------   -----------
                                     $17,919,716   $ 5,540,000
                                     ===========   ===========

     Notes payable have been classified as current because they are required to be repaid from funds due from escrow agent and assets held for sale, both of which have been classified as current assets and relate to the sale of the EXUS Properties. The entire balance of notes payable was repaid during the first quarter 2000.

     7% Convertible Subordinated Promissory Notes

     In the second quarter of 1999 the Company completed the private placement to six investors (including one director of the Company and one person who was later appointed a director of the Company) of six unsecured convertible subordinated promissory notes (the "Subordinated Notes") totaling $1,000,000. The net proceeds to the Company were $975,000 after legal fees associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligations to the noteholders are unsecured and subordinated to the rights of the Company's bank and other lenders unless those lenders agree otherwise. Interest payments under the Subordinated Notes may be paid, at the Company's election, with its common stock. The convertibility feature may be invoked by the noteholders at any time and by the Company under circumstances described below.

     The Subordinated Notes bear interest at a rate of 7% per annum, or 10% in the event of default. If interest is paid in common stock, the number of shares to be issued is determined by dividing the interest payment due by the market price of one share of the Company's common stock on the last trading day preceding the interest payment date. Interest is payable quarterly beginning on June 30, 1999. During 1999 the Company paid interest for the quarters ended June 30, 1999, and September 30, 1999, with 21,424 shares of the Company's common stock. In January 2000 the Company issued 15,683 shares in payment of the interest due for the quarter ended December 31, 1999.

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

     Subordinated Debenture

     During October 1999, the chief executive officer of the Company advanced the Company $750,000 in exchange for a Subordinated Debenture (the "Debenture") issued by the Company. The net proceeds to the Company were approximately $730,000 after legal and other costs associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligation to the debenture holder is unsecured and subordinated to the rights of the Company's bank and other lenders (except for the subordinated note holders who have equal priority) unless those lenders agree otherwise. Interest is payable monthly, in cash, at a rate equal to Frost National Bank prime rate plus 1%. On December 31, 1999, the interest rate was 9.5%.

     If an event of default occurs, the Debenture holder may demand immediate repayment of the principal amount and any accrued but unpaid interest. The Debenture holder will also have all other rights generally allowed by contract and applicable law. Events of default include, among other conditions, a default under other indebtedness or securities.

     The Debenture matures in 2004, at which time all the unpaid principal is due and payable. The Company is obligated to redeem the Debenture if it raises enough cash to do so by selling equity securities. The Subordinated Debenture was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As a result, the transfers of such securities are restricted.

     Revolving Credit

     In 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to borrowing base determined by the bank based on the Company's oil and gas reserves which are used as security for the loan. On August 19, 1998 the credit facility was amended resulting in the interest on related borrowings becoming the bank's prime lending rate plus 1%. The interest rate at December 31, 1999 and 1998 was 9.50% and 8.75%, respectively.

     As of December 31, 1999, the borrowing base was $3,870,000 and $3,819,716 was outstanding resulting in an unused borrowing base of $50,284. On January 6, 2000, as part of the cash settlement from the sale of the Company's interest in the EXUS Properties, $3,716,000 was used to reduce the outstanding balance under the credit facility, resulting in a outstanding loan balance of $152,000 as of January 6, 2000. At the same time the bank lowered the borrowing base to $152,000. On March 30, 2000, the outstanding balance under the credit facility was repaid. The Company is in the process of obtaining a new bank credit facility the terms of which are discussed in Note 13, Subsequent Events.

     EXCO Convertible Note

     On June 30, 1999, the Company borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note (the "EXCO Note") due July 1, 2004. The Company drew $7 million under the EXCO Note to fund its capital contribution to EXUS and the entire amount was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the EXUS Energy properties were sold. There was no conversion of any part of the EXCO Note into common shares before its termination, and interest during the actual term outstanding was 10%.

     The EXCO Note contained a prepayment penalty provision of 3.57% of the principal prepaid for any prepayment occurring on or before July 1, 2000. On January 6, 2000, the Company paid a $250,000 prepayment penalty when it prepaid the entire $7 million outstanding balance. During the first quarter of 2000 the Company will recognize an extraordinary loss for the amount of the prepayment penalty. In addition, the Company will record a reversal of $70,000 in accrued imputed interest that will not have to be paid because of the prepayment. The EXCO Note contained other customary terms and these terms are summarized on Form 8-K dated June 30, 1999.

     NationsBank, N. A. Credit Facility

     In connection with EXUS' acquisition of the properties in Jackson Parish, Louisiana, on June 30, 1999, EXUS entered into a credit facility with NationsBank, N. A. as administrative agent and lender. The credit facility, which was due to mature on June 30, 2002, provided for borrowings up to $50 million, subject to borrowing base limitations. The borrowing base at December 31, 1999 totaled $19.5 million, of which $14.2 million was outstanding. On December 31, 1999 EXUS distributed the credit facility and EXUS' oil and gas properties to Venus and EXCO so that Venus and EXCO could sell the properties on December 31, 1999. Venus' share of the outstanding balance under the credit facility at December 31, 1999, totaled $7.1 million and the entire balance was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the oil and gas properties were sold.

     The credit facility provided that if the aggregate outstanding indebtedness of EXUS was less than 75% of the borrowing base, then advances would bear interest at 1.5% over LIBOR. If the borrowing base usage equaled or exceeded 75%, then advances would bear interest at 1.75% over LIBOR.

     Commencing on September 25, 1999 and continuing each month thereafter until maturity, the credit facility required mandatory payments equal to 50% of net revenues (as defined in the credit facility) for the immediately preceding calendar month. Each such payment was applied first to accrued but unpaid interest and then to principal. The credit facility contained other customary terms and these terms are summarized on Form 8-K dated June 30, 1999.

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

(7)  INCOME TAXES

     No provision for federal income taxes has been recorded in the accompanying financial statements for the years ended December 31, 1998 and 1997 due to the losses recorded by the Company. For the year ended December 31, 1999, no provision has been recorded due to the availability of net operating loss carryforwards. The tax provision for the year ended December 31, 1999, consists solely of state income taxes due to the sale of oil and gas properties.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                        1999           1998
                                                     -----------    -----------
Deferred tax assets:
    Oil and gas and other property and
      equipment, principally due to differences
      in depreciation, depletion, and amortization   $   648,000    $   838,000
    Stock and stock option expense recorded for
      financial reporting purposes                            --         35,000
    Net operating loss carryforwards                   3,401,000      3,879,000
    Depletion carryforwards                               96,000         97,000
    Other                                                 28,000         38,000
                                                     -----------    -----------
    Total gross deferred tax assets                    4,173,000      4,887,000
    Less valuation allowance                          (4,173,000)    (4,887,000)
                                                     -----------    -----------
    Net deferred tax assets                          $        --    $        --
                                                     ===========    ===========

     The valuation allowance for deferred tax assets as of January 1, 1999 and 1998 was $4,887,000 and $1,697,000, respectively. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was a decrease of $714,000 and an increase of $3,190,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax asset at December 31, 1999 and 1998 has been offset entirely by a valuation allowance due to the uncertainty of the ultimate realization of such benefits.

     As of December 31, 1999, the Company had an estimated net operating loss carryforward for U.S. federal income tax purposes of approximately $9,200,000 which is available to offset future taxable income, if any, through 2013. The utilization of the Company's net operating loss carryforwards may be limited as a result of the transactions referred to in note 1.

(8)  SHAREHOLDERS' EQUITY

     The New Venus Exploration, Inc. ("New Venus") was formed to be the successor entity to certain oil and gas exploration, development, and production operations of Venus Energy PLC as described below.

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

     The following table list warrants outstanding at December 31, 1999 and 1998.

                              Warrants Outstanding
        ---------------------------------------------------------
                                        Exercise        Number of
        Expiration Date                  Price          Warrants
        ----------------                --------        ---------
          June 1, 2005                   $ 1.50           50,000
        October 23, 2000                 $ 2.00          500,000
        October 23, 2000                 $ 3.00          544,706
                                                        ---------
                                                        1,094,706
                                                        =========

 (9) RELATED PARTY TRANSACTIONS

     Certain officers and shareholders of the Company have working interests in certain properties operated by the Company. In addition, they participate with the Company in developing certain properties. Management believes these transactions are conducted on a basis similar to transactions with third parties.

     The Company receives $2,500 per month from Venus Oil Company, which is owned by certain shareholders of the Company, for overhead reimbursement of certain administrative costs. At December 31, 1999, Venus Oil Company owed the Company $39,387 while at December 31, 1998, the Company owed Venus Oil Company $1,805. The amount due from Venus Oil Company at December 31, 1999, was paid during January 2000.

(10) STOCK OPTIONS

     The Company has adopted an incentive plan that authorizes the grant of awards to employees, consultants, contractors and non-employee directors. The awards to employees, consultants and contractors can be in the form of options, stock appreciation rights, stock or cash. The awards to non-employee directors are limited to grants for shares of the Company's common stock. The Company issued 62,536 shares of the Company's common stock in 1999 to non-employee directors. The plan is administered by the compensation committee of the Company's board of directors.

     In 1998, the Company issued 100,000 shares of restricted stock to two employees for services provided. The stock vests over three years. The Company recorded the transaction at fair market value of the stock on the date of the transaction, $337,500, and is amortizing the cost straight-line over the vesting period.

     The number of shares of the Company's common stock that is subject to the incentive plan is 10% of the Company's outstanding shares up to a maximum of 1,500,000 shares, less the number of shares that were subject to previous plans of the Company and that are not assumed by the current incentive plan. As of December 31, 1999, the Company had reserved 938,892 shares out of the 1,105,529 shares available for the incentive plan.

     The Company granted 257,457 options and there were 34,611 options expired or surrendered in 1999. The options granted in 1999 were issued under a salary reduction plan and vested each pay period that the effected employees did not receive their full salary. All options granted in 1999 vested by December 31, 1999. The stock options granted in 1999 funded the salary reduction plan from March 1, 1999, through August 1, 1999. The salary reduction plan ended on March 31, 2000. On March 1, 2000, the Compensation Committee granted approximately 358,000 stock options, subject to shareholder approval, to fund the salary reduction plan from August 1, 1999, through March 31, 2000. Shareholder approval is required because the issuance of the 358,000 stock options would bring the total stock options issued under the plan over the maximum number allowed under the incentive plan.


                                                           YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------------------------------------------
                                       1999                          1998                           1997
                            -------------------------       ------------------------       ------------------------
                                             Weighted                       Weighted                       Weighted
                                             Average                        Average                         Average
                                             Exercise                       Exercise                       Exercise
                             Options          Price         Options          Price          Options          Price
                             --------        --------       --------        --------       --------        --------
Options outstanding,
  beginning of period         519,000         $2.534         390,000         $1.782         262,678         $0.389
Expired                       (20,000)        $3.290              --             --              --             --
Surrendered                   (14,611)        $2.639         (79,000)        $1.500              --             --
Granted                       257,457         $1.155         218,000         $3.486              --             --
Assumed from Xplor                 --             --              --             --         426,000         $1.770
Exercised                          --             --         (10,000)        $2.125        (298,678)        $0.204
                              -------                        -------                       --------
Options outstanding,
  end of period               741,846         $2.045         519,000         $2.534         390,000         $1.782
                              =======                        =======                       ========
Options exercisable,
  end of period               638,846         $1.693         344,500         $1.756         350,415         $1.814
                              =======                        =======                       ========





     The following summarizes information about stock options outstanding at December 31, 1999:


                               OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
    ---------------------------------------------------------------------------    ---------------------------------
                                                  Weighted-
                                                   Average
                                                  Remaining         Weighted-                          Weighted-
          Range of                Options        Contractual         Average          Options           Average
          Exercise              Outstanding          Life           Exercise        Outstanding         Exercise
           Prices               at Year End        (Years)            Price         at Year End          Price
    ----------------------     --------------    -------------     ------------    --------------    ---------------

        $1.00 - $1.49               376,346          6.42            $ 1.202          376,346           $ 1.202
        $1.50 - $1.99               130,000          5.51            $ 1.558          130,000           $ 1.558
        $2.00 - $2.99                32,000          7.71            $ 2.078           32,000           $ 2.078
        $3.00 - $3.71               203,500          5.68            $ 3.478          100,500           $ 3.425

     The Company applies APB No. 25 in accounting for its stock option plan, accordingly, the only compensation cost recognized for its stock options in the financial statements is the estimated value of stock options issued to consultants related to an arrangement whereby certain consultants reduced their fees in exchange for the stock options. This arrangement is similar to and is over the same term as the employee salary reduction plan discussed above. Had the Company determined compensation cost based upon the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                             1999                  1998
                                                         -------------        --------------
Net income (loss):
         As Reported                                     $   1,009,584        $  (8,670,329)
         Pro forma                                             684,438           (8,781,919)


    Earnings (loss) per share, basic and diluted:
         As Reported                                     $        0.09        $       (0.87)
         Pro forma                                                0.06                (0.88)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                           1999             1998
                                        -----------      -----------

Expected option life (years)                4-9                 4-9
Risk-free interest rate                    4.80%         4.44%-5.03%
Volatility                                73.49%              72.85%
Dividend yield                             None                None

     No options were granted during 1997.

(11) EMPLOYEE BENEFIT PLAN

     The Company has a Profit Sharing 401(k) Plan (the Plan). Benefits under the Plan are based on the participants vested interests in the value of their respective accounts at the time the benefits become payable as a result of retirement, separation from service, or other events. Eligible participants include all Company employees who have reached age 21 and have completed three months of service with the Company. Employees may elect to contribute a portion of their base compensation to the Plan. The Company may make matching contributions on behalf of the participants based on actual participant contributions. Employer contributions are discretionary. The Company made contributions to the Plan of $4,613, $12,764, and $7,734 for 1999, 1998, and 1997, respectively.

(12) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain automobiles under noncancelable operating leases. The following is a schedule of future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 1999:

     YEARS ENDING DECEMBER 31,
            2000                                       $ 299,152
            2001                                         280,246
            2002                                         262,505
                                                       ---------
            Total future minimum lease payments        $ 841,903
                                                       =========


     Rental expense under operating leases was $278,856, $335,860, and $201,057 for the years ended December 31, 1999, 1998, and 1997, respectively. Effective July 1, 1999, the Company entered into a noncancelable sublease agreement whereby it has subleased excess office space to a third party. The sublease expires on August 26, 2001, the same date the Company's primary lease expires on the same office space. Under the sublease agreement, for 2000 and 2001 the Company expects to receive $18,000 and $12,000, respectively.



(13) SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     (a) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities


                                     1999             1998              1997
                                   --------        ----------        ----------
Property acquisition costs:
      Proved                       $179,107        $  189,053        $5,640,955
      Unproved                           --           130,686           224,650
Exploration costs                   584,210         1,791,454         1,340,081
Development costs                   421,555         2,589,804         2,612,224


     The proved property acquisition costs for 1997 includes the properties acquired from Lomak and Xplor.

    (b) Results of Operations for Oil and Gas Producing Properties

                                                                        YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                          1999                1998                 1997
                                                       -----------         -----------         -----------
Oil and gas revenues                                   $ 2,183,681         $ 2,804,749         $ 2,476,040
Production expenses                                     (1,025,947)         (1,609,733)           (963,822)
Exploration expenses, including dry holes                 (664,581)         (1,261,557)           (504,983)
Impairment of oil and gas properties                      (544,740)         (2,803,152)         (1,051,617)
Depreciation, depletion and amortization                  (663,236)         (1,774,999)         (1,078,942)
                                                       -----------         -----------         -----------
                                                          (714,823)         (4,644,692)         (1,123,324)
Operating loss
Income tax expense                                              --                  --                  --
                                                       -----------         -----------         -----------
Results of operations from producing activities        $  (714,823)        $(4,644,692)        $(1,123,324)
                                                       ===========         ===========         ===========

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

                                                                   YEARS ENDED DECEMBER 31,
                                    ------------------------------------------------------------------------------
                                              1999                        1998                        1997
                                    ----------------------        --------------------        --------------------
                                       Oil           Gas           Oil            Gas          Oil           Gas
                                     (mbbl)         (mmcf)        (mbbl)        (mmcf)        (mbbl)        (mmcf)
                                     ------         ------        ------        ------        ------        ------
PROVED RESERVES:
Beginning of the year                   708          8,869          977          6,491          225          1,460
  Revisions of previous
     estimates                          291         (1,834)        (154)           483           (9)          (159)
  Extensions, discoveries and
     additions                          222          1,557            4          2,467          251          1,838
  Property acquisitions                  --             --           --             --          591          3,762
  Property divestitures                  (2)        (3,944)          --             --           --             --
  Production                            (84)          (316)        (119)          (572)         (81)          (410)
                                     ------         ------         ----         ------         ----         ------
End of year                           1,135          4,332          708          8,869          977          6,491
                                     ======         ======         ====         ======         ====         ======
PROVED DEVELOPED
   RESERVES:
Beginning of the year                   468          6,174          634          5,337          107            523
                                     ======         ======         ====         ======         ====         ======
End of year                             762          2,151          468          6,174          634          5,337
                                     ======         ======         ====         ======         ====         ======


     (d) Standardized Measure of Discounted Future Net Cash Flows

         The Company's standardized measures of discounted future net cash flows and changes therein as of December 31, 1999, 1998 and 1997 are provided based on present values of future net revenues from proved oil and gas reserves estimated by independent petroleum engineers in conjunction with the Company's internal petroleum reservoir engineers in accordance with guidelines established by the Securities and Exchange Commission.

         These estimates were computed by applying appropriate current oil and natural gas prices to estimated future production of proved oil and gas reserves over the economic lives of the reserves and assuming continuation of existing economic conditions. Year ended 1999 calculations were made utilizing prices for oil and natural gas that existed at December 31, 1999 of $24.97 per barrel and $2.36 per Mcf, respectively. Income taxes are computed by applying the statutory federal income tax rate to the net cash inflows relating to proved oil and gas reserves less the tax bases of the properties involved and giving effect to net operating loss carryforwards, tax credits and allowances relating to such properties. The reserve volumes provided by the independent petroleum engineers are estimates only and should not be construed as exact quantities. These reserves may or may not be recovered and may increase or decrease as result of future operations of the Company and changes in market conditions.

                                                                    YEARS ENDED DECEMBER 31,
                                                                         (IN THOUSANDS)
                                                          ------------------------------------------
                                                            1999             1998             1997
                                                          --------         --------         --------
Future cash flow                                          $ 38,106         $ 24,477         $ 33,097
Future development costs                                    (5,065)          (2,051)          (2,840)
Future production costs                                    (13,159)          (7,405)         (11,421)
                                                          --------         --------         --------
Future net cash flows before income taxes                   19,882           15,021           18,836
10% annual discount                                         (8,462)          (6,883)          (7,439)
Discounted income taxes                                          *                *                *
                                                          --------         --------         --------
Standardized measure of discounted future net cash
     flows                                                $ 11,420         $  8,138         $ 11,397
                                                          ========         ========         ========



     (*) No income tax expense has been reflected as the Company had operating loss carryforwards from oil and gas operations and sufficient tax basis in oil and gas properties to offset the future net cash flows before income taxes.

     (e) Principal Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                       YEARS ENDED DECEMBER 31,
                                                                           (IN THOUSANDS)
                                                             ------------------------------------------
                                                               1999             1998             1997
                                                             --------         --------         --------
Standardized measure of discounted future net cash
      flows, beginning of year                               $  8,138         $ 11,397         $  2,952
Revisions of previous quantity estimates                          (81)          (2,719)            (649)
Net changes in prices and production costs and other            3,391           (4,220)            (800)
Changes in estimated future development costs                     (90)           1,585              314
Development costs incurred during period that reduced
      future development costs                                    113              524              494
Sales of reserves in place                                     (2,752)              --               --
Purchases                                                          --               --            6,115
Extensions and discoveries                                      3,100            1,580            4,188
Sales of oil and gas produced during the period, net
      of production costs                                      (1,213)          (1,149)          (1,512)
Accretion of discount                                             814            1,140              295
                                                             --------         --------         --------
Standardized measure of discounted future net cash
      flows, end of year                                     $ 11,420         $  8,138         $ 11,397
                                                             ========         ========         ========

(14) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Summarized quarterly financial data for 1999 and 1998 (in thousands, except per share data) are as follows:

                                    FIRST          SECOND           THIRD          FOURTH
                                   QUARTER         QUARTER         QUARTER         QUARTER          TOTAL
                                   -------         -------         -------         -------         -------
        1999
Oil and gas revenues               $   385         $   434         $   644         $   721         $ 2,184
Operating profit (loss)               (832)           (465)           (436)         (1,273)         (3,006)
Net income (loss)                     (130)           (575)           (795)          2,510           1,010
Earnings (loss) per share:
          Basic                      (0.01)          (0.05)          (0.07)           0.23            0.09
          Diluted                    (0.01)          (0.05)          (0.07)           0.21            0.09

        1998
Oil and gas revenues               $   941         $   723         $   659         $   482         $ 2,805
Operating profit (loss)             (1,397)         (2,616)           (917)         (2,889)         (7,819)
Net income (loss)                   (1,466)         (2,742)         (1,098)         (3,364)         (8,670)
Earnings (loss) per share -
    basic and diluted                (0.15)          (0.28)          (0.11)          (0.33)          (0.87)


     The fourth quarters of 1999 and 1998 include adjustments to reflect the impairment of oil and gas properties of approximately $544,740 and $888,000, respectively. The sum of the quarterly earnings per share will not necessarily equal earnings per share for the entire year.

(15) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid $392,295, $464,825, and $203,213 for interest in 1999,
     1998 and 1997, respectively. The Company assigned overriding royalty interests to a lender totaling $30,605 and $88,718 for 1998 and 1997, respectively. In addition, the Company received in 1998 overriding royalty interests valued at $96,737 and stock warrants valued at $20,000. In connection with the Acquisition, the convertible redeemable preference shares outstanding at December 31, 1996 were converted in 1997 to 2,041,674 common shares. In 1997 the Company issued 4,074,342 shares of common stock to acquire the assets and liabilities of Xplor and Lomak totaling $8,504,315. In 1998, the Company issued 1,100,000 shares of Common Stock in exchange for outstanding long-term debt of the Company totaling $1,605,632. On December 31, 1999, EXUS distributed properties with a cost basis of $13,813,161 and notes payable of $7,100,000 to the Company.

(16) LIQUIDITY AND SUBSEQUENT FINANCING

     The Company's assets are predominately real property rights and intellectual information that it developed regarding those properties and other geographical areas that the Company is studying for exploration and development. The market for these types of properties fluctuates and can be very small. Therefore, the Company's assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than what the Company believes the properties are worth. That lack of liquidity can have materially adverse effects on the Company's strategic plans, normal operations and credit facilities.

     The cash flow generated by current operations is only sufficient to fund general and administrative expenses. The Company relies on bank and other financing to implement its business plan. On April 12, 2000, the Company obtained a commitment from a new lender for a one year, $15 million secured revolving line of credit. Under the terms of the commitment, the new credit facility will provide the Company with an initial borrowing base of $2.5 million. The borrowing base will decline at the rate of $50,000 per month beginning May 1, 2000 and continue until the next borrowing base redetermination on October 1, 2000. Borrowing base redeterminations will be performed at least semi-annually as of April 1 and October 1. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base. Outstanding balances under the facility will bear interest at the lender's prime rate plus 1%. A facility fee of 1% of the initial borrowing base is due on or before closing. A 3/4% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company will also be required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility will be secured by all of the Company's oil and gas properties, and will contain usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; liquidity, leverage, net worth and debt service coverage ratios; and financial statement reporting requirements. The new credit facility will require the Company to hedge at least 50% of its oil and gas production for twelve months. Although the Company believes that its new credit facility is sufficient to fund its business plan for 2000, future availability of credit will depend on the success of its development program and the Company's ability to stay in compliance with its credit facility debt covenants.