Form 10-K405/A
period 1999-12-31
VENUS EXPLORATION INC
filed 2000-04-28
CIK 312037

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

             1250 N.E. Loop 410, Suite 410, San Antonio, Texas 78209
               (Address of principal executive offices) (Zip Code)

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

         The undersigned Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999, to include the information called for by the following items, as set forth in the pages attached hereto:

         Part III.  Item 10.   Directors and Executive Officers of the
                               Registrant
                    Item 11.   Executive Compensation
                    Item 12.   Security Ownership of Certain Beneficial Owners
                               and Management
                    Item 13.   Certain Relationships and Related Transactions

         The undersigned Registrant also hereby refiles Exhibit 23.1

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    VENUS EXPLORATION, INC.


                                                    By: /s/ Eugene L. Ames, Jr.
                                                       -------------------------
April 28, 2000                                              Eugene L. Ames, Jr.

                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

         Because definitive proxy soliciting materials relating to the 2000 Annual Meeting of Stockholders of Venus Exploration, Inc. ("Venus" or the "Company") will be filed after April 28, 2000, the information called for by
Part III if the Company's Form 10-K for the year ended December 31, 1999, is included in this Amendment No. 1 to such Form 10-K.

                              PART III OF FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

         There are eight directors of the Company, each holding office until the next Annual Meeting of Stockholders and until his successor is elected and qualified, or as otherwise provided by the Company's Bylaws or by Delaware law. The following sets forth information regarding the directors of the Company:


           NAME                                 POSITION WITH THE COMPANY                               AGE
           ----                                 -------------------------                               ---
     Eugene L. Ames, Jr.           Chairman of the Board, Chief Executive Officer and Director          66
     John Y. Ames                  President, Chief Operating Officer and Director                      44
     J.C. Anderson                 Director                                                             69
     Martin A. Bell                Director                                                             49
     James W. Gorman               Director                                                             69
     Michael E. Little             Director                                                             44
     Jere W. McKenny               Director                                                             71
     John H. Pinkerton             Director                                                             46

         EUGENE L. AMES, JR. became Chairman, Chief Executive Officer and a director of the Company following the acquisition of the assets and liabilities of The New Venus Exploration, Inc., a Texas corporation (the "New Venus"). He is a member of the Executive Committee. He is the father of John Y. Ames. He has been in the oil and gas business since 1954 and had been associated with New Venus and its predecessor entities since 1962 and chief executive officer of those predecessor entities since 1991. He graduated from the University of Texas at Austin in 1955 with a B.S. degree in Geology. He served from 1991-93 as the Chairman of the Independent Petroleum Association of America, the national trade group representing independent oil and natural gas producers in Washington, D.C., and he currently serves as a member of the Policy Committee of the American Petroleum Institute (API) and as Chairman of the Texas Oil and Gas Association.

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

         J.C. ANDERSON is the Chairman and Chief Executive Officer of Anderson Exploration, Ltd., a public oil and gas exploration and development company based in Canada. He founded Anderson Exploration, Ltd., as a private company in 1968 and has been employed by it since that time. He holds a B.S. in Petroleum Engineering from the University of Texas at Austin and has over 40 years experience in the oil and gas business.

         MARTIN A. BELL is the Vice Chairman and General Counsel of D. H. Blair Investment Banking Corp. and has been a senior officer of that organization and predecessor companies since 1991. D. H. Blair Investment Banking Corp. is a member of the New York Stock Exchange. Mr. Bell has been a director since 1997. He is a member of the Company's Audit Committee. Mr. Bell is also a director of News Communications, Inc.

         JAMES W. GORMAN became a director of the Company following the acquisition of New Venus in 1997. He is a member of the Compensation Committee. He is a petroleum geologist and has been engaged in the oil and gas business either as a drilling contractor or independent producer for 43 years. He is currently, and has been for more than 5 years, an independent investor in various ventures, including exploration and development of oil and gas properties. He is President of Cockfield Exploration, Inc., a closely-held oil and gas company based in San Antonio, Texas. He also serves as a member of the Board of Directors of Cullen Frost Bancshares Corporation, a bank holding company (NYSE).

         MICHAEL E. LITTLE 44, has been employed as Chairman and Chief Executive Officer of South Texas Drilling and Exploration, Inc., an oil and gas drilling company based in San Antonio, Texas, since 1999. From 1982 until 1999 he was President and Chairman of the Board of Dawson Production Services, Inc., a well servicing company based in San Antonio, Texas. He has more than 23 years of experience in oil and gas operations management, including six years as a drilling foreman and engineer. He is a graduate of Texas Tech University with a B.S. Degree in Petroleum Engineering. He became a director of Venus Exploration in 1999. Venus Exploration also retains him as a consultant. He is a member of Venus Exploration's Executive Committee.

         JERE W. MCKENNY became a director of the Company following the acquisition of New Venus in 1997. He is a member of the Audit and Compensation Committees. He has been President of McKenny Energy Co., an oil and gas exploration company based in Oklahoma City, Oklahoma, since September 1994. In 1977, he became a director and the Vice Chairman of the Board of Kerr-McGee Corp., an oil and gas exploration company based in Oklahoma City, Oklahoma, and from 1984 until 1993, he also was President and Chief Operating Officer of Kerr-McGee Corp.

         JOHN H. PINKERTON became a director of the Company following the acquisition of New Venus in 1997. He has been employed by Range Resources Corporation (formerly Lomak Petroleum, Inc.), an independent oil and gas operating company based in Fort Worth, Texas, since 1988, of which he was appointed President in 1990 and Chief Executive Officer in 1992. He is a director of Range Resources Corporation and of North Coast Energy, Inc., an oil and gas exploration and production company in which Range Resources acquired an approximately 50% interest in 1996. Prior to joining Range Resources Corporation, he was Senior Vice President of Snyder Oil Corporation. He holds a B.A. degree in Business Administration from Texas Christian University and a M.B.A. from the University of Texas.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes of Beneficial Ownership of Securities on Form 4 generally are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 1999 were timely filed.

EXECUTIVE OFFICERS OF THE COMPANY

         Set forth below are the names and ages of all executive officers of the Company as of March 31, 2000. All positions and offices with the Company and its subsidiaries held by each such person are also indicated. Officers generally are elected annually for one (1) year terms or until their successors are elected and qualified. All executive officers are United States citizens.


     NAME                        AGE        POSITION
     ----                        ---        --------
     Eugene L. Ames, Jr.          66        Chairman of the Board of Directors and Chief Executive Officer
     John Y. Ames                 44        President, Chief Operating Officer and Director
     Patrick A. Garcia            43        Treasurer and Chief Financial Officer


         The following is a brief description of the business background of Mr. Garcia. For a narrative description of the business background of Messrs. Eugene
L. Ames, Jr. and John Y. Ames, see "--Directors of the Company."


         PATRICK A. GARCIA became Chief Financial Officer and Treasurer of the Company following the acquisition of New Venus in 1997. He had held the position of Treasurer at New Venus and its predecessors since 1984. He is a graduate of Texas A & M University with a B.B.A. degree in Accounting.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION SUMMARY

         The following table sets forth the compensation paid by the Company for the past three fiscal years to its chief executive officer and its other executive officers whose salary and bonus exceeded $100,000. The financial and operating data presented in the Annual Report on Form 10-K prior to May 21, 1997, the date of the merger of New Venus and Xplor Corporation, are data in respect of New Venus (due to the reverse acquisition accounting applied in the merger). At no time during this period did the Company pay any other executive officer annual compensation exceeding $100,000.



                                          SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------
                                                   ANNUAL COMPENSATION
                                               ----------------------------      SECURITIES       ALL OTHER
                                  FISCAL                                         UNDERLYING        COMPEN-
     NAME AND POSITION             YEAR          SALARY ($)      BONUS ($)       OPTIONS (#)     SATION ($)(1)
----------------------------    ----------     -------------    -----------     -------------    -------------
Eugene L. Ames, Jr.,               1999           138,858            -              52,074           2,219
   Chairman and Chief              1998           190,000            -              40,000           3,354
   Executive Officer (2)           1997           118,750            -                 -             4,387

John Y. Ames, President &          1999            90,292            -              21,898           7,539
   Chief Operating Officer (3)     1998           106,250            -              20,000           7,125
                                   1997            59,458            -                 -             4,302

----------------

(1) Except as otherwise specified, this amount consists of cash amounts contributed by Venus Exploration, Inc. to match a portion of the executive's contributions under the 401(k) Plan, group term life insurance provided to employees and personal use of company-owned vehicle.

(2) Eugene L. Ames, Jr., became Chief Executive Officer in May 1997, replacing Mr. Gayle, who was President and CEO before the acquisition of New Venus. After that transaction, Mr. Gayle was elected by the Board of Directors to serve as Executive Vice President.

(3)  John Y. Ames became President and Chief Operating Officer on May 21, 1997.

OPTION GRANTS IN FISCAL 1999


                                                                                           AT ASSUMED ANNUAL
                                                                                          RATES OF STOCK PRICE
                                                                                            APPRECIATION FOR
                                INDIVIDUAL GRANTS                                             OPTION TERM
                    --------------------------------------------------------------    -----------------------------
                      NUMBER OF            % OF
                      SECURITIES         OPTIONS
                      UNDERLYING        GRANTED IN                       EXPIRA-
                       OPTIONS            FISCAL          EXERCISE         TION
                       GRANTED             YEAR            PRICE           DATE           5%               10%
                    ---------------    -------------    -------------    ---------    ------------     ------------
Eugene L. Ames, Jr.         52,074           20.31%     $     1.2310      3/1/2004    $    17,711      $  39,136
John Y. Ames                21,898            8.54%     $     1.2310      3/1/2004    $     7,448      $  16,457


OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table shows for the Company's Chief Executive Officer and the other executive officers named in the Summary Compensation Table, the number of shares acquired upon the exercise of options during 1999, the amount realized upon such exercise, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 1999 and the values for "in-the-money" options, based on the positive spread between the exercise price of any such existing stock options and the year-end price of the Common Stock.



                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION VALUES
----------------------------------------------------------------------------------------------------------------------

                                                           NUMBER OF SECURITIES
                           SHARES                         UNDERLYING UNEXERCISED         DOLLAR VALUE OF UNEXERCISED
                          ACQUIRED                             OPTIONS AT                 IN-THE-MONEY OPTIONS AT
                             ON          DOLLAR             DECEMBER 31, 1999                DECEMBER 31, 1999 (1)
                          EXERCISE       VALUE       -------------------------------    ------------------------------
                             OF         REALIZED
                           OPTIONS         (2)        EXERCISABLE     UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
                        ----------      --------     -------------    --------------    ------------    --------------
Eugene L. Ames, Jr. (3)      -             -            155,991            26,667             7,499           -
John Y. Ames                 -             -             50,466            13,333             3,153           -


----------------

(1) Aggregate market value based on December 31, 1999 stock price of $1.375 per share of the shares covered by the options. Only the salary reduction options awarded in 1999 were in the money. Those included 52,074 options for Eugene L. Ames Jr. and 21,898 for John Y. Ames.

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

EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

         On July 1, 1999, Eugene L. Ames, Jr. entered into a two-year employment contract with Venus Exploration that established his annual salary at $190,000 per year and other compensation, including the use of an automobile. This agreement replaces the three-year agreement that expired on June 1, 1999. The prior agreement also provided for annual compensation of $190,000. Since May 1998, Eugene L. Ames, Jr., has declined the use of the automobile under his previous employment agreement and under the present one. The employment agreement also included agreements by Eugene L. Ames, Jr. with regard to confidentiality and noncompetition in order to protect Venus Exploration's proprietary information.

         Beginning on March 1, 1999, Mr. Ames, Jr. agreed to take a 21.5% salary reduction, and on May 1, 1999, the salary reduction was increased to 35%. In return for the salary reduction, Venus Exploration granted Mr. Ames, Jr., 52,074 options to buy shares of Venus Exploration's common stock and another 86,203 options that are contingent upon stockholder approval of the amendments to the 1997 Incentive Plan. All of those options had been earned by April 1, 2000. The exercise price for the first set of options is $1.23, which was 110% of the fair market value of a share of the common stock on the date of grant of the options. Those options expire on February 28, 2004, and they vested in semi-monthly increments beginning March 15, 1999. The exercise price for the second set of options will be 110% of the fair market value of a share of the common stock on the date of stockholder approval of the amendments to the 1997 Incentive Plan. Those options will have a term of sixty months. The contingency for complete vesting is stockholder approval of the amendments to the 1997 Incentive Plan that will be submitted at the next stockholders meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER INFORMATION

         The Compensation Committee of the Board of Directors currently consists of James W. Gorman, Jere W. McKenny, and John H. Pinkerton. No member of the Compensation Committee was, during fiscal 1999, an officer or employee of Venus Exploration or any of its subsidiaries, nor was any member of the Compensation Committee formerly an officer of Venus Exploration or any of its subsidiaries. Also, during that year, no executive officer of the company served either as:

         o a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or

         o a member of the compensation committee of another entity, one of whose executive officers served on Venus Exploration's Board of Directors.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Currently, decisions on compensation of the Company's executive officers are made by the Compensation Committee of the Board of Directors. The following addresses the Company's executive officer compensation policies for 1999.


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

         SALARIES. Eugene L. Ames, Jr.'s salary for 1999 was provided for in an employment agreement. The material terms of Eugene L. Ames, Jr.'s employment agreement are described above under the caption "Employment Agreement with Chief Executive Officer."


         Salaries of executive officers of the Company were determined based upon the level of responsibility, time with the Company, contribution and performance of the particular executive officer. Evaluation of these factors was subjective, and no fixed or relative weights were assigned to the factors considered. Because of the economic conditions in the oil and natural gas industry and the impact upon the Company's performance, the Company reduced the salaries of its executive officers beginning in March of 1999. These salary reductions range from between 21.5% to 35%, and they have been partially offset by the grant of additional stock options to the Company's executive officers. Those options are similar to those granted to Mr. Ames, Jr., and discussed in the paragraph above that describes the employment agreement with the chief executive officer, except that the options that vested on or before August 1, 1999, and that were granted to employees other than Messrs. Ames, Jr., John Y. Ames, and Eugene L. Ames, III, have a term of 10 years and an exercise price of $1.1191 per share, which was the market price on the date of grant. The contingent options issued since August 1, 1999, will have an exercise price equal to the fair market value on the date of grant. The date of grant will be the date stockholders approve the amendment to the 1997 Incentive Plan. Since Mr. Ames, Jr., is the only executive officer with an employment agreement, the salary reductions were instituted at the Company's sole discretion, although it did consult with the individuals about its plan. The Company intends to reinstate the prior level of salary compensation when the Company's performance allows.


         BONUS COMPENSATION. Through the use of annual bonuses, the Company seeks to effectively tie executive compensation to the Company's performance. The Compensation Committee determined during 1999 that no bonuses would be paid to its officers and employees based on various factors, including: (i) the market price of the Common Stock at the 1998 year end; (ii) the attainment of the Company's goals for 1998; and (iii) the discretion of the Compensation Committee taking into account the financial performance of the Company.


         OPTIONS AND RESTRICTED STOCK GRANTS. The Company uses grants of stock options and restricted stock to its key employees and executive officers to closely align the interests of such employees and officers with the interests of its stockholders. The 1997 Incentive Plan is administered by the Compensation Committee, which determines the persons eligible for awards, the number of shares subject to each grant, the exercise price of options thereof and the other terms and conditions of the option or restricted stock.


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

FIVE-YEAR STOCKHOLDER RETURN COMPARISON

         Set forth below is a line graph comparing, for the five (5)-year period ending December 31, 1999, the yearly percentage change in the cumulative total stockholder return on the Common Stock with that of (i) all U.S. companies quoted on the Nasdaq Market Index and (ii) the SIC Code Index for crude petroleum and natural gas stocks. The stock price performance shown on the graph below is not necessarily indicative of future price performance.


                 COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN


                                  [LINE GRAPH]

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

                        AMONG VENUS EXPLORATION INC.,(1)
                               NASDAQ MARKET INDEX
                               AND SIC CODE INDEX


                                                                   FISCAL YEAR ENDING
                                         ----------------------------------------------------------------------

COMPANY                                  1994         1995         1996         1997         1998          1999
-------                                  ----         ----         ----         ----         ----          ----
Venus Exploration, Inc.                 100.00       118.18       154.55       254.55       100.00        100.00
Industry Index                          100.00       107.64       137.02       128.53        82.31        119.12

Broad NASDAQ Market                     100.00       139.92       171.69       210.32       291.60        538.50


*    $100 INVESTED ON 12/31/94 IN STOCK OR INDEX
     INCLUDING REINVESTMENT OF DIVIDENDS.
     FISCAL YEAR ENDING DECEMBER 31.


----------------

(1) Stock prices shown for dates prior to May 21, 1997 are attributable to Xplor Corporation, and its financial history is not contained in the Company's Annual Report on Form 10-K. Therefore, comparisons of the stock price history with other historical financial data for the period before May 21, 1997 is misleading.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF SECURITIES

         The following table sets forth the information as of March 31, 2000, regarding the shares of Common Stock owned by and shares of Common Stock underlying options exercisable on or before June 29, 2000, by (i) each person including any group who is known by management to be the beneficial owner of more than 5% of the Common Stock as of such date, (ii) each director and director nominee of the Company, (iii) the Company's executive officers, and
(iv) all directors and executive officers of the Company as a group based upon shares of Common Stock outstanding on such date.


                                                                 AMOUNT & NATURE OF
         DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS           BENEFICIAL OWNERSHIP (1)     PERCENT OF CLASS
         ------------------------------------------           ------------------------     ----------------
         Eugene L. Ames, Jr.                                             1,973,804(2)              14.42%
         John Y. Ames                                                      514,313(3)               3.76%
         Eugene L. Ames, III                                               346,989(4)               2.53%
         J. C. Anderson                                                     20,882                     *
         Martin A. Bell                                                     60,169(5)                  *
         Patrick A. Garcia                                                 176,505(6)               1.29%
         James W. Gorman                                                   314,077(7)               2.29%
         Michael E. Little                                                 234,691(8)               1.71%
         Jere W. McKenny                                                    61,868(9)                  *
         John H. Pinkerton                                                  18,169(10)                 *
         Directors and Executive Officers as a group                     3,721,467                 27.18%
          (10 persons)


                                                                 AMOUNT & NATURE OF
         NAME AND ADDRESS OF FIVE PERCENT SHAREHOLDERS        BENEFICIAL OWNERSHIP (1)     PERCENT OF CLASS
         ---------------------------------------------        ------------------------     ----------------
         Eugene L. Ames, Jr                                              1,973,804(2)             14.42%
         1250 N.E. Loop 410, Suite 1000
         San Antonio, TX 78209

         J. Morton Davis                                                 1,529,139(5)             11.17%
         44 Wall Street
         New York, NY 10005

         Range Resources Corporation                                     2,326,532                16.99%
         500 Throckmorton Street
         Fort Worth, TX 76102

         Stratum Group Energy Partners, LP                               1,100,000                 8.03%
         1330 Sixth Avenue, 33rd Floor
         New York, NY 10019

-----------------------------
*    Less than one percent (1%).

(1) All persons named have sole voting and investment power, except as otherwise noted.

(2)  Includes (i) 269,490 shares and 79,697 exercisable options owned by Eugene
     L. Ames, Jr.; (ii) 1,140,399 shares and 56,548 exercisable options owned by Ellen R.Y. Ames, the spouse of Eugene L. Ames, Jr.; and (iii) 407,924 shares and 19,746 exercisable options owned by Venus Oil Company, which is controlled by Mr. and Mrs. Eugene L. Ames, Jr. Ellen R.Y. Ames may be deemed to own 1,196,947 shares or 8.72% of the Company's Common Stock. This does not include 26,667 unvested options owned by Eugene L. Ames, Jr. as part of the Employee Incentive Plan.

(3) Includes exercisable options to purchase 50,466 shares. This does not include options to purchase 13,333 shares of Common Stock not exercisable granted under the 1997 Incentive Plan.

(4) Includes exercisable options to purchase 34,616 shares. This does not include options to purchase 8,000 shares of Common Stock not exercisable granted under the 1997 Incentive Plan.

(5) Includes 40,000 exercisable options. Excludes shares owned by D.H. Blair Investment Banking Corp., with which Mr. Bell is employed, as beneficial ownership of such shares is disclaimed by Mr. Bell. Chairman and owner of D.H. Blair is J. Morton Davis, who is deemed to own 1,529,139 shares, including 480,000 exercisable options.

(6) Includes exercisable options to purchase 27,155 shares. This does not include options to purchase 8,000 shares of Common Stock not currently exercisable granted under the 1997 Incentive Plan.

(7) Includes exercisable options to purchase 9,225 shares and a convertible subordinated note convertible into 86,957 common shares.

(8) Includes a convertible subordinated note convertible into 217,391 common shares.

(9)  Includes exercisable options to purchase 1,995 shares.

(10) Does not reflect the 2,326,532 shares reported including 192,353 exercisable options, as beneficially owned by Range Resources, Corp., of which Mr. Pinkerton is President. Mr. Pinkerton disclaims beneficial ownership of such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EUGENE L. AMES, JR.

         During October 1999, Eugene L. Ames, Jr., the Chief Executive Officer of the Company, advanced the Company $750,000 in the exchange for a Subordinated Debenture (the "Debenture") issued by the Company. The net proceeds to the Company were approximately $730,000 after legal and other costs associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligation to Mr. Ames is unsecured and subordinated to the rights of the Company's bank and other lenders (except for the holders of the 7% Subordinated Notes that are described below, and those parties have equal priority) unless those lenders agree otherwise. Interest is payable monthly, in cash, at a rate equal to Frost National Bank prime rate plus 1%. On April 1, 2000, the interest rate was 9.75%.

         If an event of default occurs, Mr. Ames may demand immediate repayment of the principal amount and any accrued but unpaid interest. He will also have all other rights generally allowed by contract and applicable law. Events of default include, among other conditions, a default under other indebtedness or securities.

         The Debenture matures in 2004, at which time all the unpaid principal is due and payable. The Company is obligated to redeem the Debenture if it raises enough cash to do so by selling equity securities.

         The Subordinated Debenture was issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As a result, the transfers of such security are restricted.

COCKFIELD EXPLORATION COMPANY

         Venus Exploration currently operates approximately forty-five (45) wells, projects and prospects in which Cockfield Exploration Company owns an interest. Cockfield Exploration Company is owned by Mr. James W. Gorman, who has been a director of Venus Exploration or its predecessors since June 1996. All wells and prospects in which Mr. Gorman has participated since becoming a director are operated under project agreements or joint operating agreements entered into prior to Mr. Gorman becoming a director of the company. Cockfield Exploration Company pays annual joint costs between $10,000 and $100,000 depending upon the level of drilling activity during the year. Cockfield Exploration Company received $32,890 last year in proceeds from wells and projects operated by Venus Exploration.

WILL C. JONES, IV

         Will C. Jones, IV, is the son-in-law of Eugene L. Ames, Jr., and the brother-in-law of John Y. Ames. He is currently of counsel to Haynes and Boone, LLP. Mr. Jones and Haynes and Boone, LLP provide legal counsel to Venus Exploration.

RANGE RESOURCES CORPORATION

         Range Resources Corporation owns a 15% working interest in the Venus Westbury Farms #1 well, Constitution Field, Jefferson County, Texas. Mr. John H. Pinkerton is the president and chief executive officer of Range Resources, and he has been a director of Venus Exploration since May 1997. The Westbury Farms well was completed in early 1998 with sales commencing in late August 1998. Range Resources participated on the same basis, adjusted for size of working interest, as other non-operators. During 1999 Range Resources paid Venus Exploration $38,435 for its share of joint costs.

JAMES W. GORMAN AND MICHAEL E. LITTLE - 7.0% CONVERTIBLE SUBORDINATED NOTE ISSUANCE

         On April 14, 1999, Venus Exploration issued to James W. Gorman, a director of the Company, a 7.0% Convertible Subordinated Promissory Note (a "Subordinated Note") in the principal amount of $100,000. On May 24, 1999, the Company issued to Michael E. Little, who is now a director of the Company, a similar note in the principal amount of $250,000. In addition to the Subordinated Notes issued to Messrs. Gorman and Little, Venus Exploration has issued Subordinated Notes to four other persons, none of whom are or were affiliated with Venus Exploration, aggregating $650,000.

         The Subordinated Notes. The Subordinated Notes bear interest at a rate of 7% per annum, or 10% in the event of default. If interest is paid in common stock, the number of shares to be issued will be determined by dividing the interest payment due by the market price of one share of Venus Exploration common stock on the last trading day preceding the interest payment date. Interest is payable quarterly beginning on June 30, 1999. Venus Exploration has paid all interest payments to the six noteholders with common stock, and those payments total 39,387 shares of common stock for interest due through March 31, 2000.

         The Subordinated Notes mature on March 31, 2004, at which time all of the unpaid principal is due and payable. The noteholders can convert the debt to common stock at any time, and the conversion is based on a price of $1.15 per share. The conversion price will be adjusted proportionately in cases where the number of the outstanding shares of common stock is changed on a pro rata basis; e.g., dividends of stock and stock splits.

         Another cause of an adjustment to the conversion price is if Venus Exploration issues common stock, or securities convertible into common stock, at a price lower than the $1.15 conversion price, as adjusted. If that happens, the conversion price will be reduced to the price as which those other securities are being sold.

         If Venus Exploration issues convertible subordinated notes or other similar securities with better terms, the holders of the six Subordinated Notes also have the right to get replacement notes that have those better terms, at least with regard to a higher stated interest rate, a higher premium upon early redemption by Venus Exploration, a lower per-share conversion price, or a longer period before Venus Exploration can cause a mandatory redemption.

         Venus Exploration has a conditional option of converting the outstanding balance of each Subordinated Note to shares of its common stock. That option does not mature until thirty-six months after the original issuance of the note, and the condition to Venus Exploration's option to convert is that the closing market price for the shares of Venus Exploration common stock must have exceeded $3.60 per share for at least 25 out of the preceding 30 trading days. The conversion is based on the same $1.15 price per share.

         The Subordinated Notes allow Venus Exploration to redeem them for cash and the payment of a redemption premium. That right begins on the second anniversary of the original issuance. The redemption premium begins at 18% and decreases 1% per month after that, and there is a credit against the premium for all accrued interest on the Subordinated Notes to the date of the redemption. Venus Exploration also has a preferential right to buy the Subordinated Notes if the holders decide to sell them.

         If an event of default occurs, the noteholders may demand immediate repayment of the principal amount and any accrued but unpaid interest. They will also have all other rights generally allowed by contract and applicable law. Events of default include:

         o the continuation of a failure to pay the noteholders for more than three days after any amount becomes due,

         o        failure to perform material obligations under the Subordinated
                  Notes,

         o        a default under other indebtedness or securities,

         o a materially false or misleading representation in the Subordinated Notes or any filings with the SEC as of the date of the Subordinated Notes,

         o        bankruptcy, or

         o an uninsured judgment of more than $25,000 that is not promptly discharged.

         The registration rights agreements. Concurrently with the execution of the Subordinated Notes, Venus Exploration entered into a registration rights agreement with each noteholder that gives the noteholders the option to register for resale under the Securities Act of 1933 the shares of Venus Exploration common stock that they will receive upon conversion of the Subordinated Notes. The registration would only be on a registration statement otherwise being filed by Venus Exploration for sales on its own behalf. Venus Exploration also agreed not to grant any new registration rights to third parties if those rights would adversely impact the rights of the holders of the Subordinated Notes described above.


MICHAEL E. LITTLE

         Beginning April 1, 1999, Michael E. Little was engaged by the Company as a consultant. He provides advice and assistance in financial and organizational matters. The Company pays him $3,500 per month and reimburses him for his expenses incurred on behalf of the Company. The relationship may be terminated by either party upon thirty (30) days notice.

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

10.13 ** Ninth Amendment to Second Amended and Restated Loan Agreement effective December 31, 1999 by and between Venus Exploration, Inc. and Wells Fargo Bank (Texas), N.A.

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

10.27(15) Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999

10.28(15) Registration Rights Agreement between EXCO Resources, Inc. and Venus
          Exploration, Inc., dated June 30, 1999

10.29(15) Agreement Among Members between EXCO Resources Inc., dated June 30,
          1999

10.30(14) Purchase and Sale Agreement between Venus Exploration, Inc. as seller, and Anadarko Petroleum Corporation., buyer, dated December 17, 1999

10.31 ** Amendment to Purchase and Sale Agreement dated December 17, 1999, between Venus Exploration, Inc. as seller, and Anadarko Petroleum Corporation., buyer, dated December 31, 1999

21.(1)    List of Subsidiaries

23.1 ***  Consent of KPMG LLP regarding incorporation by reference.

23.2 **   Consent of Ryder Scott Company regarding incorporation by reference.

27.1 **   Financial Data Schedule

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

*   Management contract or compensatory plan or arrangement.
**  Previously filed.
*** Filed with this Form 10-K/A Amendment No. 1.
(b)  Reports on Form 8-K.
          The Company filed a Current Report on Form 8-K dated December 31, 1999, reporting information pursuant to Item 2, Item 5 and Item 7 (including pro forma financial data reflecting the sale of the Jackson Parish properties).

(c)  Exhibits.
     See the list of exhibits filed as part of this Form 10-K listed under sub-item (a)3 above.

(d) No financial statement schedules are required to be filed herewith. See sub-item (a)2 above.