Form 10-Q
period 2000-03-31
VENUS EXPLORATION INC
filed 2000-05-22
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                ----    ----

                         Commission file number 0-14334

                            Venus Exploration, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      13-3299127
--------------------------------                   ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

            1250 N.E. Loop 410, Suite 1000, San Antonio, Texas 78209
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (210) 930-4900
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at May  12, 2000
          -----                         ----------------------------
Common Stock $.01 par value                  11,124,548 shares

                     VENUS EXPLORATION, INC. AND SUBSIDIARY



                                      INDEX

                                                                                     PAGE
      PART  I.  - FINANCIAL INFORMATION

      Item 1.   - Financial Statements (Unaudited)

                  (a) Consolidated Balance Sheets as of                                 3
                              March 31, 2000 and December 31, 1999

                  (b) Consolidated Statements of Operations for                         4
                              the three-month periods ended March 31,
                              2000 and 1999

                  (c) Consolidated Statements of Cash Flows                             5
                              for the three-month periods ended
                              March 31, 2000 and 1999

                  (e) Notes to Consolidated Financial Statements                        6

      Item 2.   - Management's Discussion and Analysis of Financial                    14
                  Condition and Results of Operations

      Item 3.   - Quantitative and Qualitative Disclosures About                       20
                  Market Risk

      PART II.  - OTHER INFORMATION

      Item 2.   - Changes in Securities and Use of Proceeds                            20

      Item 5.   - Other Information                                                    21

      Item 6.   - Exhibits and Reports on Form 8-K                                     21

      Signatures                                                                       22

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                            March 31,
                                                                                              2000            December 31,
                                                                                           (Unaudited)            1999
                                                                                          -------------       -------------
                                                                                                   (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                                             $       1,324       $         236
         Trade accounts receivable                                                                  254                 718
         Funds due from escrow agent                                                                530              17,303
         Assets held for sale                                                                        --               1,236
         Prepaid expenses and other                                                                  62                  90
                                                                                          -------------       -------------
                     Total current assets                                                         2,170              19,583
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                                 4,119               4,301
     Other property and equipment, net                                                              115                 136
     Deferred financing costs, at cost less accumulated amortization                                 23                  20
     Other assets, at cost less accumulated amortization                                             50                 424
                                                                                          -------------       -------------
                                                                                          $       6,477       $      24,464
                                                                                          =============       =============
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                                           $       1,841       $       1,448
         Other liabilities                                                                          678               1,139
         Current notes payable                                                                       --              17,919
                                                                                          -------------       -------------
                     Total current liabilities                                            $       2,519       $      20,506

     Long-term debt                                                                               1,750               1,750
     Other long-term liabilities                                                                     17                  18
                                                                                          -------------       -------------
                     Total liabilities                                                            4,286              22,274

     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding                                                --                  --
         Common stock; par value of $.01; 30,000,000 shares
              authorized; 11,086,682 and 11,055,285 shares issued
              and outstanding in 2000 and 1999, respectively                                        111                 110
         Additional paid-in capital                                                              17,383              17,336
         Accumulated deficit                                                                    (15,200)            (15,194)
         Accumulated other comprehensive income - net unrealized appreciation
             on investment securities                                                                --                  69
         Unearned compensation                                                                     (103)               (131)
                                                                                          -------------       -------------
                     Total shareholders' equity                                                   2,191               2,190
                                                                                          -------------       -------------
     Commitments and contingencies                                                        $       6,477       $      24,464
                                                                                          =============       =============

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      Three Months Ended March 31,
                                                                   (in thousands except per share data)
                                                                  -------------------------------------
                                                                       2000                  1999
                                                                  ---------------       ---------------
 Oil and gas revenues                                             $           934       $           385
                                                                  ---------------       ---------------
 Costs of operations:
     Production expense                                                       331                   230
     Exploration expenses, including dry holes                                289                   239
     Depreciation, depletion and amortization                                 178                   141
     General and administrative                                               517                   607
                                                                  ---------------       ---------------
              Total expenses                                                1,315                 1,217
                                                                  ---------------       ---------------
              Operating loss                                                 (381)                 (832)
                                                                  ---------------       ---------------
 Other income (expense):
     Interest expense                                                          (1)                 (105)
     Gain on sale of assets                                                   620                   794
     Interest and other income                                                  7                    13
                                                                  ---------------       ---------------
                                                                              626                   702
                                                                  ---------------       ---------------
 Income (loss) before income taxes and extraordinary item                     245                  (130)
 Income tax expense                                                            --                    --
                                                                  ---------------       ---------------
 Income (loss) before extraordinary item                                      245                  (130)
 Extraordinary loss on early extinguishment of debt                           250                    --
                                                                  ---------------       ---------------
              Net income (loss)                                   $            (5)      $          (130)
                                                                  ===============       ===============
 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                    $          0.02       $         (0.01)
     Extraordinary loss on early extinguishment of debt                     (0.02)                   --
                                                                  ---------------       ---------------
     Earnings (loss)                                              $            --       $         (0.01)
                                                                  ===============       ===============

Common shares and equivalents outstanding:
     Basic                                                                 11,084                10,981
                                                                  ===============       ===============

     Diluted                                                               11,975                10,981
                                                                  ===============       ===============

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                            Three Months Ended March 31
                                                                                                  (in thousands)
                                                                                      -----------------    -----------------
                                                                                             2000                1999
                                                                                      -----------------    -----------------
Operating Activities:
    Net earnings (loss)                                                              $            (5)      $          (130)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas properties                     178                   191
          Other depreciation and amortization                                                     24                    --
          Dry hole costs                                                                          52                    --
          Gain on sale of property and equipment                                                (421)                 (794)
          Gain on sale of securities                                                            (199)                   --
          Extraordinary loss on early extinguishment of debt                                     250                    --
          Compensation expense for stock and stock options                                        58                    54
          Interest expense paid with common stock                                                 18                    --
          Deferred interest expense on EXCO note                                                 (72)                   --
          Changes in operating assets and liabilities:
              Trade accounts receivable                                                          464                   (23)
              Prepaid expenses and other                                                          28                    --
              Trade accounts payable                                                             393                    82
              Other liabilities                                                                 (389)                 (191)
                                                                                     ---------------       ---------------
                    Net cash provided by (used in) operating activities                          379                  (811)
                                                                                     ---------------       ---------------
 Investing Activities:
    Capital expenditures                                                                         (94)                 (100)
    Distributions from EXUS                                                                      250                    --
    Proceeds from sale of securities                                                             254                    --
    Proceeds from sales of property and equipment                                             18,475                 2,586
                                                                                     ---------------       ---------------
                    Net cash used in investing activities                                     18,885                 2,486
                                                                                     ---------------       ---------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable                                --                    16
    Principal payments on long-term debt and notes payable                                   (17,921)               (1,746)
    Deferred financing costs                                                                      (5)                   --
    Prepayment penalty on early extinguishment of debt                                          (250)                   --
                                                                                     ---------------       ---------------
                    Net cash provided by financing activities                                (18,176)               (1,730)
                                                                                     ---------------       ---------------

    Increase (decrease) in cash and equivalents                                                1,088                   (55)
    Cash and equivalents, beginning of period                                                    236                   126
                                                                                     ---------------       ---------------
    Cash and equivalents, end of period                                              $         1,324       $            71
                                                                                     ===============       ===============

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   Three Months Ended March 31, 2000 and 1999

1.   Organization

     Venus Exploration, Inc. (the "Company") is a Delaware Corporation primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties and production in eight states.


2.   Basis of Presentation

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements presented should be read in connection with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999.

     The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3.   Summary of Significant Accounting Policies

     For a description of the accounting policies followed by the Company, refer to the notes to the 1999 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

4.   Investment in EXUS Energy, LLC

     On June 30, 1999, EXUS Energy, LLC, (EXUS) a Delaware limited liability company owned 50% by EXCO Resources, Inc. (EXCO) and 50% by the Company, completed the acquisition of oil and natural gas properties located in Jackson Parish, Louisiana. The properties included 17 producing wells on 8,000 acres, of which about 80% was developed.

The net purchase price was $27.6 million. EXUS funded the purchase with $14 million of equity capital and the balance from its bank credit facility.

Of the initial $14 million of EXUS equity capital, EXCO provided $7 million from its cash on hand, and Venus provided $7 million from funds borrowed from EXCO under the terms of an $8 million convertible promissory note. All borrowings under the note were secured by a first priority lien providing a security interest in the Company's membership interest in EXUS and in distribution and income rights in EXUS.

On June 30, 1999, EXUS entered into a credit facility with NationsBank, N.A. as administrative agent and lender. The credit facility provided for borrowings up to $50 million. All borrowings under the credit facility were secured by a first lien mortgage providing a security interest in substantially all assets owned by EXUS, including all mineral interests.

     On December 31, 1999, the Company sold its interest in the EXUS properties as did EXCO. The gross purchase price for the Company's interest was $18.9 million, and the Company recorded a pre-tax gain of $4.3 million in 1999, and
0.4 million in the quarter ended March 31, 2000, when contingencies related to part of the properties sold were cleared.

     To effect the sale, EXUS distributed the properties to EXCO and the Company, as the owners of EXUS, in equal portions. EXCO and the Company then sold their undivided interests effective December 31, 1999. The instruments of conveyance were executed and delivered into escrow on December 31, 1999, and the cash consideration was delivered to the escrow agent on January 6, 2000. The delay in the payment was due to concerns about the potential for a Y2K disruption to the banking system.

     On January 6, 2000, the Company used $7.1 million of the net proceeds to repay the Company's share of the EXUS Energy bank debt under the NationsBank credit facility, $7 million to repay the convertible note to EXCO Resources, $250,000 to satisfy a prepayment penalty under the EXCO convertible note, and $3.7 million to reduce the Company's bank debt. The balance of the Company's bank debt, $152,000 was paid on March 30, 2000.

5. Earnings (loss) Per Share

     Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income
(loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

     Income (loss) per share for the three month period ended March 31, 2000 and 1999 are calculated based on 11,084,440 and 10,981,016 weighted average shares outstanding, respectively. In 1999 the Company reported a net loss; therefore, diluted earnings per share is not presented. For the three months ended March 31, 2000, basic and diluted earnings per share were calculated as follows.

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                                   2000
                                                                                            (in thousands except
                                                                                             for per share data)
                                                                                            --------------------
Basic earnings per share:
     Income before extraordinary item (numerator)                                           $                245
     Weighted average common shares outstanding (denominator)                                             11,084
                                                                                            --------------------
     Earnings per share                                                                     $               0.02
                                                                                            ====================

     Income (loss) (numerator)                                                              $                 (5)
     Weighted average common shares outstanding (denominator)                                             11,084
                                                                                            --------------------
     Earnings per share                                                                     $                 --
                                                                                            ====================
Diluted earnings per share:
     Income before extraordinary item (numerator)                                           $                245
     Interest paid to convertible note holders                                                                17
                                                                                            --------------------
     Income before extraordinary item plus assumed conversions (numerator)                  $                262
     Weighted average common shares outstanding (denominator)                                             11,975
                                                                                            --------------------
     Earnings per share                                                                     $               0.02
                                                                                            ====================

     Income (loss) (numerator)                                                              $                 (5)
     Interest paid to convertible note holders                                                                17
                                                                                            --------------------
     Income plus assumed conversions (numerator)                                            $                 12
     Weighted average common shares outstanding (denominator)                                             11,975
                                                                                            --------------------
     Earnings per share                                                                     $                 --
                                                                                            ====================
     Weighted average common shares outstanding                                                           11,084
     Effect of dilutive securities:
               Conversion of convertible subordinated notes                                                  870
               Assumed exercise of dilutive stock options and warrants                                        36
               Less common shares issued to pay interest                                                     (15)
                                                                                            --------------------
     Weighted average common shares outstanding plus assumed conversions (denominator)                    11,975
                                                                                            ====================

6. Long-Term Debt

     Long-term debt consists of the following at March 31, 2000 and December 31, 1999:

                                                                                March 31, 2000         December 31, 1999
                                                                              ------------------      ------------------
7% Convertible subordinated promissory notes                                  $        1,000,000      $        1,000,000
Subordinated debenture                                                                   750,000                 750,000
                                                                              ------------------      ------------------
                                                                              $        1,750,000      $        1,750,000
                                                                              ==================      ==================

     Notes payable consists of the following at December 31, 1999 and 1998:

                                                                                 March 31, 2000         December 31, 1999
                                                                               ------------------      ------------------
Revolving credit                                                               $               --      $        3,819,716
EXCO Convertible Note                                                                          --               7,000,000
NationsBank, N. A. Credit Facility                                                             --               7,100,000
                                                                               ------------------      ------------------
                                                                               $               --      $       17,919,716
                                                                               ==================      ==================

     At December 31, 1999, Notes payable have been classified as current because they are required to be repaid from funds due from escrow agent and assets held for sale, both of which have been classified as current assets and relate to the sale of the EXUS Properties. The entire balance of notes payable was repaid during the first quarter 2000.

7% Convertible Subordinated Promissory Notes

     In the second quarter of 1999 the Company completed the private placement to six investors (including one director of the Company and one person who was later appointed a director of the Company) of six unsecured convertible subordinated promissory notes (the "Subordinated Notes") totaling $1,000,000. The net proceeds to the Company were $975,000 after legal fees associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligations to the noteholders are unsecured and subordinated to the rights of the Company's bank and other lenders unless those lenders agree otherwise. Under the terms of the Subordinated Note agreements, interest payments under the Subordinated Notes may be paid, at the Company's election, with its common stock. Under the terms of the Company's new bank loan agreement (see note 10), the Company is prohibited from paying cash interest during the term of the bank loan agreement. The convertibility feature may be invoked by the noteholders at any time and by the Company under circumstances described below.

     The Subordinated Notes bear interest at a rate of 7% per annum, or 10% in the event of default. If interest is paid in common stock, the number of shares to be issued is determined by dividing the interest payment due by the market price of one share of the Company's common stock on the last trading day preceding the interest payment date. Interest is payable quarterly beginning on June 30, 1999. During 1999 the Company paid interest for the quarters ended June 30, 1999, and September 30, 1999, with 21,424 shares of the Company's common stock. In January 2000 the Company issued 15,731 shares in payment of the interest due for the quarter ended December 31, 1999, and in April 2000 the Company issued 17,963 in payment of the interest due for the quarter ended March 31, 2000.

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

Subordinated Debenture

     During October 1999, the chief executive officer of the Company advanced the Company $750,000 in exchange for a Subordinated Debenture (the "Debenture") issued by the Company. The net proceeds to the Company were approximately $730,000 after legal and other costs associated with the transaction. The Company used the proceeds to fund working capital. The Company's obligation to the debenture holder is unsecured and subordinated to the rights of the Company's bank and other lenders (except for the subordinated note holders who have equal priority) unless those lenders agree otherwise. Interest is payable monthly, in cash, at a rate equal to Frost National Bank prime rate plus 1%. On March 31, 2000, the interest rate was 10%.

     On May 12, 2000, the Debenture was repaid in full from proceeds drawn from the new bank Credit Facility, described in Note 10, Liquidity and Subsequent Financing.


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

     On January 6, 2000, as part of the cash settlement from the sale of the Company's interest in the EXUS Properties, $3,716,000 was used to reduce the outstanding balance under the credit facility, resulting in a outstanding loan balance of $152,000 as of January 6, 2000. At the same time the bank lowered the borrowing base to $152,000. On March 30, 2000, the outstanding balance under the credit facility was repaid. The Company obtained a new bank credit facility the terms of which are discussed in Note 10, Liquidity and Subsequent Financing.

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

     The EXCO Note contained a prepayment penalty provision of 3.57% of the principal prepaid for any prepayment occurring on or before July 1, 2000. On January 6, 2000, the Company paid a $250,000 prepayment penalty when it prepaid the entire $7 million outstanding balance. During the quarter ended March 31, 2000, the Company recognized an extraordinary loss for the amount of the prepayment penalty. In addition, the Company recorded a reversal of $70,000 in accrued imputed interest that will not have to be paid because of the prepayment.

NationsBank, N. A. Credit Facility

     In connection with EXUS' acquisition of the properties in Jackson Parish, Louisiana, on June 30, 1999, EXUS entered into a credit facility with NationsBank, N. A. as administrative agent and lender. The credit facility was due to mature on June 30, 2002. The borrowing base at December 31, 1999 totaled $19.5 million, of which $14.2 million was outstanding. On December 31, 1999 EXUS distributed the credit facility and EXUS' oil and gas properties to Venus and EXCO so that Venus and EXCO could sell the properties on December 31, 1999. Venus' share of the outstanding balance under the credit facility at December 31, 1999, totaled $7.1 million and the entire balance was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the oil and gas properties were sold.

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

     The Company granted 257,457 options and there were 34,611 options expired or surrendered in 1999. The options granted in 1999 were issued under a salary reduction plan and vested each pay period that the effected employees did not receive their full salary. All options granted in 1999 vested by December 31, 1999. The stock options granted in 1999 funded the salary reduction plan from March 1, 1999, through August 1, 1999. The salary reduction plan ended on March 31, 2000. On March 1, 2000, the Compensation Committee granted approximately 358,000 stock options, subject to shareholder approval, to fund the salary reduction plan from August 1, 1999, through March 31, 2000. Shareholder approval is required because the issuance of the 358,000 stock options would bring the total stock options issued under the plan over the maximum number allowed under the incentive plan. The Company intends to fix the exercise price at the fair market value on the date of grant. The date of grant will be the date shareholders approve the grant.

8.   Accounting for Income Taxes

     No provision for income taxes has been recorded for the period ended March 31, 2000, due to net operating losses in prior periods, for which a valuation allowance was fully provided. No provision for income taxes was recorded for the period ended March 31, 1999 due to the loss recorded for that period.

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

The cash flow generated by current operations is only sufficient to fund general and administrative expenses. The Company relies on bank and other financing to implement its business plan. On May 5, 2000, the Company entered into a loan agreement with a bank establishing a $15,000,000 revolving line of credit subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. The interest rate is the bank's base rate plus 1%. The interest rate on May 5, 2000, was 10%.

The initial borrowing base is $2.45 million and it will decline at the rate of $50,000 per month beginning June 1, 2000 and continue until the next borrowing base redetermination on October 1, 2000. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base.

A facility fee of 1% of the initial borrowing base was paid at closing. A 0.5% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company is also required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility is secured by all of the Company's oil and gas proved properties, and contains usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; liquidity, leverage, net worth and debt service coverage ratios; and financial statement reporting requirements.

The credit facility requires that the Company hedge at least 50% of its oil and gas production for twelve months. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedge term is June 2000 through May 2001. The oil hedge is a costless collar with a floor of $24.00 per barrel and a cap of $27.50 per barrel. The natural gas hedge is a costless collar with a floor of $2.90 per mmbtu and a cap of $3.65 per mmbtu. The reference price for oil is the New York Merchantile Exchange West Texas Intermediate future contract. For natural gas the index price is the Houston Ship Channel index for large packages as quoted by Inside Ferc.

Although the Company believes that the new credit facility is sufficient to fund its business plan for 2000, future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with credit facility debt covenants.

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

     Overview

     The Company applies advanced geoscience technology to the exploration for and exploitation of undiscovered onshore oil and gas reserves in the United States. In addition, the Company's business plan includes the acquisition of producing properties. The Company presently has oil and gas properties, acreage and production in eight states. The Company's emphasis is on oil and gas exploration and development projects and prospects in Texas, Louisiana, Oklahoma and Utah, with a current primary focus being in the Expanded Yegua Trend of the Upper Texas Gulf Coast and the Cotton Valley Trend of East Texas and Western Louisiana. The Company's management team has been responsible for the discovery, development and exploitation of relatively significant reserves of oil and gas for privately held predecessor companies over the past 30 years.

The Company's strategy consists of:

     o Exploration for oil and natural gas reserves in geographic areas where we have expertise

     o    Exploitation and development drilling in existing oil and gas fields

     o    Strategic acquisitions of producing properties with upside potential

EXPLORATION - The Company conducts exploration programs for new oil and gas reserves and undiscovered fields in geological trends that are considered to contain an undiscovered resource base of oil and natural gas. The Company uses advanced geoscience technology to conduct these programs. The Company participates in high-risk exploration because it provides the opportunity to participate in discovery of substantial oil and gas reserves and the resultant rapid growth in asset values which can occur. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, the Company attempts to maintain an inventory of many exploratory prospect leads from which drilling prospects are confirmed and generated. The Company has used this strategy successfully in the past. The Company typically attempts to reduce its financial risk and to obtain financing for a large portion of the exploration costs through sale to oil and gas industry co-venturers of working interest in prospects originated by it. Because of the decline in oil prices in 1998 and the reduction of capital available for exploration budgets, both for the oil and gas industry in general and for the Company specifically, the Company reduced exploration activity and continues to work only selected prospects believed to have extraordinary merit during this period of low availability of exploration capital. In order to add a greater degree of certainty to the growth of the Company, exploration only represents one of three avenues of potential growth. The other two important components of the Company's growth plans are exploitation of existing oil and gas fields and acquisition of producing properties with enhanced potential.

The exploration team currently concentrates on two primary geographical focus areas: the Yegua Trend of the Texas and Louisiana Gulf Coast and the Cotton Valley Trend of East Texas and North Louisiana. Secondary areas are the South Midland Basin and select areas in the mid-continent. The Company has an inventory of many exploration Prospects and Prospect Leads, and the Company is reactivating exploratory drilling projects so that when, and if, industry drilling budgets are restored for exploration, the Company will have drilling projects available in which to offer participation to industry co-venturers. The primary geoscience technologies the Company uses to evaluate prospects and prospect leads are 2-D and 3-D seismic surveys and the subsurface geological studies used to interpret the data gathered by these seismic surveys. Considerable computer resources and geophysical expertise are required to process and to interpret the 3-D survey and to transform it into a useable product. Consequently, the Company's in-house technical capability is an important ingredient in its current and continuing ability to conduct comprehensive exploration programs and in exploitation of existing fields.

EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS - In addition to exploring for new oil and gas reserves in previously undiscovered fields, the Company also uses advanced geoscience technology to exploit and to develop oil and gas reserves in currently producing fields. The fields being exploited or developed consist of fields discovered by the Company or fields discovered by others but that the Company believes are not fully developed. The Company is conducting active exploitation and development activities in 7 different fields in Texas, Oklahoma and Utah. The Company's working interest in those fields varies in size from 2.5% to 100%, and the Company operates in 4 of the 7 active fields. During 1999, due to the significant decline in oil and natural gas prices during 1998 and shortage of capital available to the Company, the Company emphasized acquiring and expanding reserves in existing oil and gas fields rather than exploring for new reserves in unestablished areas. In November 1999 the Company successfully restimulated its #1 Westbury Farms well in the Constitution Field, Jefferson County, Texas. As a result of this successful restimulation, proved reserves in the field increased by 2.9 Bcfe. The Company commenced drilling its second development well in the Constitution Field, the #1 Apache Unit operated by the Company, which is projected to be drilled to a total depth of 15,000'. The estimated cost for the Company's 15% working interest in the well is $555,000 for a completed well, and the estimated time to reach total depth is sixty five days.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES OF SELECTED PROPERTIES - The Company continues to seek strategic producing property acquisitions that offer near-term production enhancement potential and longer-term development drilling potential. These opportunities on properties the Company acquires can be investigated through the application of advanced technology by the Company's technical team. The Company also seeks to accomplish strategic acquisitions of producing assets with development and exploratory potential through strategic alliances with other oil and gas companies. The Company may also sell non-strategic properties as a part of its effort to concentrate on its focus areas. An example of the Company's execution of its acquisition strategy is the Company's acquisition on June 30, 1999 of oil and natural gas producing properties in Jackson Parish, Louisiana. This acquisition was a result of leads generated by the Company's technical team. Through an alliance with another oil and gas company, the Company was able to acquire a 50% interest in the properties at virtually no cash outlay to the Company. Six months later, on December 31, 1999, the Company sold its interest in the properties for an after tax gain of approximately $4 million.

Liquidity and Capital Resources

(a)  Liquidity

     At March 31, 2000, the Company had a working capital deficit of $349,000 compared with a deficit of $923,000 at December 31, 1999, an increase in working capital of $574,000. This increase in working capital is primarily due to proceeds from the sale of assets.

     Net cash provided by operating activities during the three months ended March 31, 2000, was $379,000, whereas $811,000 was used in operating activities for the same three-month period in 1999. Net changes in operating assets and liabilities accounted for $496,000 of the cash flow provided by operating activities. During the first three months of 2000, the Company realized a net loss of $5,000. This compares with a net loss of $130,000 for the first three months of 1999. The 2000 loss reflects a gain of $620,000 ($442,000 after including related early extinguishment of debt cost and reversal of imputed interest) from the sale of long-term assets as compared to a gain of $794,000 reflected in the 1999 loss.

     During the first three months of 2000 the Company incurred capital expenditures on oil and gas properties of $94,000 and received proceeds from its equity investment in EXUS of $250,000 and proceeds from the sale of securities, property and equipment of $18.7 million. During the same period in 1999, the Company had capital expenditures of $100,000 and received proceeds from the sale of property and equipment of $2.6 million.

     For the three months ended March 31, 2000, $18.2 million was used in financing activities. This compares with $1.7 million used in financing activities for the same period in 1999.



(b)  Capital Resources

     The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for 2000 are budgeted at approximately $1.7 million for projects that include the drilling and completion of 5 development wells, drilling 3 exploratory wells, a 3-D seismic acquisition for an exploration project, and acreage acquisition. The Company's share of the 3 exploration wells and the 3-D seismic totals $250,000. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs. In addition, depending on the level of success of the development wells and exploitation wells, the Company may drill additional wells during 2000 at an estimated cost of $0.8 million.

On May 5, 2000, the Company entered into a loan agreement establishing a $15,000,000 revolving line of credit subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. The interest rate is the bank's based rate plus 1%. The interest rate on May 5, 2000, was 10%.

The initial borrowing base is $2.45 million and it will decline at the rate of $50,000 per month beginning June 1, 2000 and continue until the next borrowing base redetermination on October 1, 2000. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base.

A facility fee of 1% of the initial borrowing base was paid at closing. A 0.5% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company is also be required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility is secured by all of the Company's oil and gas properties, and contains the following financial covenants:

(1) Consolidated tangible new worth cannot be less than 85% of consolidated tangible net worth reported as of December 31, 1999, plus the sum of 70% of the Company's positive quarterly net income, and plus 100% of any increase in shareholder's equity from the sale of stock in the Company subsequent to December 31, 1999.

(2) Pay or incur, or otherwise become obligated to pay general and administrative expenses which exceed $350,000 during any quarter beginning September 30, 2000. Non-cash charges to general and administrative expense are excluded.

(3) Maintain a current ratio of at least 1:1, with initial calculation of such ratio to be made as of June 30, 2000. For purposes of computing the current ratio, current maturities under the credit facility are excluded.

(4) Maintain a debt service coverage ratio of at least 1.2:1.0 with the initial calculation of such ratio to be made as of September 30, 2000. Debt service coverage ratio is defined as the ratio from dividing earnings before interest, taxes, depreciation, depletion and amortization, and other non-cash charges (EBITDA) for any quarter by debt service for such quarter.

The facility contains other usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; and financial statement reporting requirements. The credit facility also requires that the Company hedge at least 50% of its oil and gas production for twelve months. Although the Company believes that the new credit facility is sufficient to fund its business plan for 2000, future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with credit facility debt covenants.

(c)  Results of Operations

     Revenues were higher during 2000 due to increased oil and natural gas prices and increased equivalent unit volumes. As shown below, oil volumes increased by 27% while natural gas volumes decreased by 3%. The decrease in natural gas volumes was mainly due to the sale of natural gas producing wells during the prior period. The period ended March 31, 1999, includes 15,800 mcf of natural gas production from properties that was sold during that period. Excluding those volumes from the prior period results indicates an 18% increase in natural gas production in the current period as compared to the same period in 1999. The increase is mainly due to the successful restimulation of the #1 Westbury Farms (discussed above under "Overview") offset by normal depletion of existing production.

                                                Three Months Ended March 31,
                               ------------------------------------------------------------------
                                           2000                               1999
                               ------------------------------      ------------------------------
                                  Sales            Average            Sales           Average
                                  Volume           Prices             Volume            Prices
                               ------------      ------------      ------------      ------------
Gas (MCF)                            84,936      $       2.71            87,862      $       1.74
Oil (BBLS)                           26,922      $      26.16            21,160      $      10.90


   Average daily production of oil was 296 barrels for the three month period ended March 31, 2000, and 235 for the same period in 1999. Average daily production of natural gas was 933 mcf for the three month period ended March 31, 2000, and 976 for the same period in 1999. There were no price hedges in place during the three months ended March 31, 2000 and 1999. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 42% of oil production and 54% of natural gas production during the quarter ended March 31, 2000. The Company entered into the hedge contracts to comply with the terms of its new bank credit facility which requires that the Company hedge at least 50% of its estimated production over the next twelve months (from the date of the agreement). The hedge term is June 2000 through May 2001. The oil hedge is a costless collar with a floor of $24.00 per barrel and a cap of $27.50 per barrel. If the average NYMEX price is less than $24.00 for any month, the Company receives the difference between $24.00 and the average NYMEX price for that particular month. If the average NYMEX price is greater than $27.50 for any month, the Company pays the difference between $27.50 and the average NYMEX price for that particular month. The natural gas hedge is a costless collar with a floor of $2.90 per mmbtu and a cap of $3.65 per mmbtu. If the indexed price of natural gas is less than $2.90 per mmbtu for any month, the Company receives the difference between $2.90 and the indexed price for that particular month. If the indexed price of natural gas is greater than $3.65 per mmbtu for any month, the Company pays the difference between $3.65 and the indexed price for that particular month. The reference price for natural gas is the Houston Ship Channel index for large packages as quoted by Inside Ferc.

Three Months Ended March 31, 2000 and 1999

     The Company reported a net loss of $5,000 for the quarter ended March 31, 2000, compared to a net loss of $130,000 in the same quarter in 1999. The 2000 loss reflects a gain on the sale of assets of $620,000 as compared to a gain on the sale of assets of $794,000 in the same period in 1999. The decrease in the loss is due to an increase in oil and gas revenues of $549,000, and decreases in general and administrative expense of $90,000 and interest expense of $104,000. These were offset by increases in production expense ($101,000), exploration expense ($50,000), depreciation, depletion, and amortization (DDA) ($37,000), and an extraordinary loss ($250,000) as a result of early extinguishment of debt.

     Oil and gas revenues increased by $549,000 as compared to the same period in 1999. Approximately 90% of this increase is due to the significant increase in product prices, and the balance is due to higher production during the current period.

     Production expense increased by $101,000 as compared to the same period in 1999. Approximately 45% of the increase is due to higher severance taxes as a result of increased prices and a higher average severance tax rate. Approximately 25% of the increase is due to an increase in workover costs primarily in the Company's wells in Utah where the Company is a non-operator. The operator has been successfully restimulating as well as recompleting wells in the field. Approximately 30% of the increase is the result of higher oil volumes. Production expense average $1.34 per mcfe during the three month period ended March 31, 2000, compared to $1.07 per mcfe for the same period in 1999. This increase is due to the higher workover cost and severance taxes discussed above.

     Exploration expense increased by a net of $50,000. In 2000 the Company recorded dry hole cost of $54,000 related to an exploratory dry hole and approximately $131,000 in employee severance cost. These were offset by reduced exploration activity during the three month period ended March 31, 2000, as compared to the same period in 1999.

     Depreciation, depletion and amortization increased by $37,000. Approximately 62% of the increase is due to higher volumes and the balance of the increase is due to a higher DDA rate for the three months ended March 31, 2000, of $0.72 per mcfe as compared to $0.66 per mcfe for the same period in 1999.

     General and administrative expense decreased by $90,000 as a result of a 33% reduction in office personnel during 1999.

     Interest expense decreased by $104,000, from $105,000 in 1999 to $1,000 in 2000. Most of the decrease is due to the reversal of $72,000 in accrued imputed interest that will not have to be paid because of the prepayment of the related debt. In addition, as a result of the sale of the Company's interest in the EXUS properties discussed in Note 4 to the accompanying financial statements, the Company's interest bearing debt was significantly lower during the three month period ended March 31, 2000 as compared to the same period in 1999. The average outstanding balance in 1999 was $4.4 million as compared to an average outstanding balance of $2.1 million in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for the Company's fiscal year beginning January 1, 2001. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging position.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. Also see "FORWARD-LOOKING STATEMENTS" under "Item 1. BUSINESS" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and reference is made to the information contained there. On May 12, 2000 the Company entered into commodity hedge contracts for 125 barrels of oil per day (approximately 11,250 barrels per quarter) for 12 months and 500 mmbtu per day (approximately 45,000 mmbtu per quarter) for 12 months, which is approximately at least 50% of estimated production from existing wells for the 12 month period June 2000 through May 2001, and it represents approximately 46% of production for the three month period ended March 31, 2000. The hedging arrangements have the effect of locking in the effective prices the Company receives for the volumes hedged. For these volumes the Company's exposure to a significant decline in product prices is significantly reduced; however, they also limit the benefit the Company might have received if prices increased above the cap. For every $1 the NYMEX average for a month is above the $27.50 per barrel cap, the Company's net income would decrease by approximately $4,000 for the month. For every $0.10 per mmbtu the indexed price of natural gas is above $3.65 per mmbtu for a month, Company's net income would decrease by approximately $2,000 for the month.


                           PART II - OTHER INFORMATION


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS


(a) On May 5, 2000, the Company entered into a loan agreement with a bank. Under that loan agreement, the Company is not permitted to declare or to pay any dividend on any of its shares or to make any distribution to its stockholders. Under the terms of the Company's Subordinated Note agreements, interest payments under the Subordinated Notes may be paid, at the Company's election, in cash or with the Company's common stock. Under the terms of the Company's new bank loan agreement (see Note 10 to the accompanying financial statements), the Company is prohibited from paying cash interest to the Subordinated Noteholders during the term of the bank loan agreement.

(c) During 1999, the Company issued $1,000,000 original principal amount of notes in a private placement. The notes are convertible into the Company's common stock and interest on the notes is payable, at the Company's election, in cash or shares of the Company's common stock. The Company issued an aggregate of 37,107 shares of common stock in payment of the interest due on the Notes due or accrued during 1999 (including 15,683 shares issued in January 2000 for interest due for the quarter ended December 31, 1999). These shares were issued in lieu of cash interest payments accrued of $44,471 through December 31, 1999. In April 2000, the Company issued 17,963 shares of common stock for interest accrued during the quarter ended March 31, 2000. These shares were issued in lieu of cash interest payments accrued of $17,402. The shares were issued pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933. As discussed in
     Note 10 to the accompanying unaudited financial statements, on May 5, 2000, the Company entered into a loan agreement with a bank. Under the terms of the agreement, the

     Company is prohibited from paying cash interest on the notes for the term of the loan agreement.


Item 5.    OTHER INFORMATION

     The proxy statement for the 1999 annual meeting stated that stockholders' proposals for matters to be presented at the 2000 Annual Meeting of Stockholders must be received by Venus Exploration at its principal executive offices on or before January 15, 2000, to be eligible for inclusion in its proxy statement and proxy relating to that meeting. That was based on the anticipated date for the 2000 annual meeting being in June 2000. Management has now rescheduled that meeting for mid-December 2000. Therefore, proposals of stockholders intended to be presented at the 2000 Annual Meeting of Stockholders, in accordance with Rule 14a-8 of the proxy rules of the Securities and Exchange Commission, must be received by Venus Exploration at its principal executive offices on or before June 16, 2000, to be eligible for inclusion in its proxy statement and proxy relating to that meeting. At the 2000 annual meeting, management proxies will have discretionary authority to vote on stockholder proposals that are not submitted for inclusion in the proxy statement unless received by Venus Exploration before June 16, 2000, after which date such proposals will be considered untimely.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

     10.1 Loan Agreement dated May 5, 2000, between Bank One, Texas, N.A. and Venus Exploration, Inc.

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

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



                                   VENUS EXPLORATION, INC.



     Dated:  May 22, 2000          BY:  /s/ EUGENE L. AMES, JR.
                                      ----------------------------------------
                                            Eugene L. Ames, Jr.
                                   (Chief Executive Officer)


     Dated:  May 22, 2000          BY:  /s/ PATRICK A. GARCIA
                                      ----------------------------------------
                                            Patrick A. Garcia
                                   (Principal Accounting Officer)

EXHIBIT INDEX




Exhibit
 Number           Description
--------          -----------
10.1              Loan Agreement dated May 5, 2000, between Bank One, Texas,
                  N.A. and Venus Exploration, Inc.

27.1              Financial Data Schedule