Form 10-Q
period 2000-06-30
VENUS EXPLORATION INC
filed 2000-08-14
CIK 312037

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
                                                ---------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from __________ to __________


                   Commission file number   0-14334
                                          -----------

                            Venus Exploration, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                 13-3299127
    -------------------------------                   ------------------
    (State or other jurisdiction of                    I.R.S. Employer
     incorporation or organization)                   Identification No.



    1250 N.E. Loop 410, Suite 1000, San Antonio, Texas           78209
    --------------------------------------------------           -----
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

Yes  X   No
    ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at August 1, 2000
   ----------------------------                -----------------------------
   Common Stock $0.01 par value                       11,972,573 shares

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                                     INDEX

                                                                                                      PAGE
                                                                                                      ----

         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                           (a) Consolidated Balance Sheets as of                                         3
                                June 30, 2000 and December 31, 1999

                           (b) Consolidated Statements of Operations for                                 4
                                the three-month periods ended June 30,
                                2000 and 1999

                           (c) Consolidated Statements of Operations for                                 5
                                the six-month periods ended June 30,
                                2000 and 1999

                           (d) Consolidated Statements of Cash Flows                                     6
                                for the six-month periods ended
                                June 30, 2000 and 1999

                           (e) Notes to Consolidated Financial Statements                                7

         Item 2.   - Management's Discussion and Analysis of Financial                                  12
                           Condition and Results of Operations

         Item 3.   - Quantitative and Qualitative Disclosures About                                     17
                           Market Risk

         PART II.  - OTHER INFORMATION

         Item 2.   - Changes in Securities and Use of Proceeds                                          18

         Item 6.   - Exhibits and Reports on Form 8-K                                                   18

         Signatures                                                                                     19

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                           June 30,
                                                                            2000          December 31,
                                                                         (Unaudited)          1999
                                                                         -----------      -----------
                                                                               (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                            $     1,068      $       236
         Trade accounts receivable                                             1,188              718
         Funds due from escrow agent                                              --           17,303
         Assets held for sale                                                     --            1,236
         Prepaid expenses and other                                               46               90
                                                                         -----------      -----------
                     Total current assets                                      2,302           19,583
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                              4,471            4,301
     Other property and equipment, net                                            98              136
     Deferred financing costs, at cost less accumulated amortization              81               20
     Other assets, at cost less accumulated amortization                          --              424
                                                                         -----------      -----------
                                                                         $     6,952      $    24,464
                                                                         ===========      ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                          $     1,866      $     1,448
         Other liabilities                                                       397            1,139
         Current notes payable                                                 1,750           17,919
                                                                         -----------      -----------
                     Total current liabilities                                 4,013           20,506
     Long-term debt                                                              300            1,750
     Other long-term liabilities                                                  16               18
                                                                         -----------      -----------
                     Total liabilities                                         4,329           22,274
     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding                             --               --
         Common stock; par value of $.01; 30,000,000 shares
              authorized; 11,949,839 and 11,055,285 shares issued
              and outstanding in 2000 and 1999, respectively                     119              110
         Additional paid-in capital                                           18,297           17,336
         Accumulated deficit                                                 (15,718)         (15,194)
         Accumulated other comprehensive income - net unrealized
              appreciation on investment securities                               --               69
         Unearned compensation                                                   (75)            (131)
                                                                         -----------      -----------
                     Total shareholders' equity                                2,623            2,190
     Commitments and contingencies
                                                                         -----------      -----------
                                                                         $     6,952      $    24,464
                                                                         ===========      ===========

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                    Three Months Ended June 30,
                                                  (in thousands except per share
                                                              data)
                                                   ----------------------------
                                                      2000             1999
                                                   -----------      -----------
 Oil and gas revenues                              $       886      $       434
                                                   -----------      -----------
 Costs of operations:
     Production expense                                    381              183
     Exploration expenses, including dry holes             162              122
     Depreciation, depletion and amortization              170              132
     General and administrative                            482              462
                                                   -----------      -----------
              Total expenses                             1,195              899
                                                   -----------      -----------
              Operating loss                              (309)            (465)
                                                   -----------      -----------
 Other income (expense):
     Interest expense                                      (49)            (115)
     Debt conversion expense                              (174)              --
     Gain on sale of assets                                 12               10
     Interest and other income (expense), net                1               (5)
                                                   -----------      -----------

                                                          (210)            (110)
                                                   -----------      -----------

              Net income (loss)                    $      (519)     $      (575)
                                                   ===========      ===========

Earnings (loss) per share,
     Basic and diluted                             $      (.05)     $      (.05)
                                                   ===========      ===========

Common shares and equivalents outstanding,
     Basic and diluted                                  11,122           10,982
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                              Six Months Ended June 30,
                                                           (in thousands except per share
                                                                       data)
                                                            ----------------------------
                                                               2000              1999
                                                            -----------      -----------

 Oil and gas revenues                                       $     1,820      $       819
                                                            -----------      -----------
 Costs of operations:
     Production expense                                             712              413
     Exploration expenses, including dry holes                      451              361
     Depreciation, depletion and amortization                       348              273
     General and administrative                                     999            1,069
                                                            -----------      -----------
              Total expenses                                      2,510            2,116
                                                            -----------      -----------
              Operating loss                                       (690)          (1,297)
                                                            -----------      -----------
 Other income (expense):
     Interest expense                                               (50)            (220)
     Debt conversion expense                                       (174)              --
     Gain on sale of assets                                         632              804
     Interest and other income (expense), net                         8                8
                                                            -----------      -----------
                                                                    416              592
                                                            -----------      -----------
 Income (loss) before extraordinary item                           (274)            (705)
 Extraordinary loss on early extinguishment of debt                 250               --
                                                            -----------      -----------
              Net income (loss)                             $      (524)     $      (705)
                                                            ===========      ===========

 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item              $     (0.03)     $     (0.06)
     Extraordinary loss on early extinguishment of debt           (0.02)              --
                                                            -----------      -----------
     Earnings (loss)                                        $     (0.05)     $     (0.06)
                                                            ===========      ===========

Common shares and equivalents outstanding:
     Basic and diluted                                           11,103           10,982
                                                            ===========      ===========




See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Six Months Ended June 30,
                                                                              (in thousands)
                                                                        ----------------------------
                                                                           2000              1999
                                                                        -----------      -----------
Operating Activities:
    Net earnings (loss)                                                 $      (524)     $      (705)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas
            properties                                                          348              273
          Other depreciation and amortization                                    54               87
          Dry hole costs                                                         52               19
          Gain on sale of property and equipment                               (433)            (804)
          Gain on sale of securities                                           (199)              --
          Debt conversion expense                                               167               --
          Extraordinary loss on early extinguishment of debt                    250               --
          Compensation expense for stock and stock options                      106               82
          Interest expense paid with common stock                                52               --
          Deferred interest expense on EXCO note                                (72)              --
          Changes in operating assets and liabilities:
              Trade accounts receivable                                        (470)            (154)
              Prepaid expenses and other                                         44               --
              Trade accounts payable                                            418               26
              Other liabilities                                                (670)            (166)
                                                                        -----------      -----------
                        Net cash used in operating activities                  (877)          (1,342)
                                                                        -----------      -----------
 Investing Activities:
    Capital expenditures                                                       (623)            (233)
    Investment in EXUS                                                           --           (7,093)
    Distributions from EXUS                                                     250               --
    Proceeds from sale of securities                                            304               --
    Proceeds from sales of property and equipment                            19,023            2,597
                                                                        -----------      -----------
                    Net cash provided by (used in) investing
                      activities                                             18,954           (4,729)
                                                                        -----------      -----------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable            1,750            8,025
    Principal payments on long-term debt and notes payable                  (18,672)          (1,831)
    Deferred financing costs                                                    (73)             (21)
    Prepayment penalty on early extinguishment of debt                         (250)              --
                                                                        -----------      -----------
                    Net cash provided by (used in) financing
                      activities                                            (17,245)           6,173
                                                                        -----------      -----------
    Increase (decrease) in cash and equivalents                                 832              102
    Cash and equivalents, beginning of period                                   236              126
                                                                        -----------      -----------
    Cash and equivalents, end of period                                 $     1,068      $       228
                                                                        ===========      ===========


See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

            Three Months and Six Months Ended June 30, 2000 and 1999


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

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six month periods ended June 30, 2000 and 1999.

     The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3. Summary of Significant Accounting Policies

     For a description of the accounting policies followed by the Company, refer to the notes to the 1999 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

4. Hedging Activities

     The Company enters into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of price fluctuations.

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

     On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months (or 41,250 barrels) and 500 mmbtu per day for twelve months (or 165,000 mmbtu). The hedge term is June 2000 through May 2001. The oil hedge is a costless collar with a floor of $24.00 per barrel and a cap of $27.50 per barrel. The natural gas hedge is a costless collar with a floor of $2.90 per mmbtu and a cap of $3.65 per mmbtu. The reference price for oil is the New York Merchantile Exchange West Texas Intermediate future contract. For natural gas the index price is the Houston Ship Channel index for large packages as quoted by Inside Ferc. As of June 30, 2000, the estimated fair value of the Company's positions was a net payable of approximately $210,000 based upon an estimate of what the Company would owe if the contracts were liquidated.

5. Investment in EXUS Energy, LLC

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

     On December 31, 1999, the Company sold its interest in the EXUS properties as did EXCO. The gross purchase price for the Company's interest was $18.9 million, and the Company recorded a pre-tax gain of $4.3 million in 1999, and $0.4 million in the quarter ended March 31, 2000, when contingencies related to part of the properties sold were cleared.

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

6. Earnings (loss) Per Share

     Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income
(loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

     Loss per share for the three month period ended June 30, 2000 and 1999 are calculated based on 11,122,142 and 10,982,365 weighted average shares outstanding, respectively. Loss per share for the six month period ended June 30, 2000 and 1999 are calculated based on 11,103,291 and 10,981,694 weighted average shares outstanding, respectively. For both 2000 and 1999 the Company reported net losses; therefore, diluted earnings per share is not presented.

7. Long-Term Debt

         Long-term debt consists of the following at June 30, 2000 and December 31, 1999:


                                                  June 30, 2000     December 31, 1999
                                                 ---------------    -----------------

7% Convertible subordinated promissory notes     $       300,000     $     1,000,000
Subordinated debenture                                        --             750,000
                                                 ---------------     ---------------
                                                 $       300,000     $     1,750,000
                                                 ===============     ===============

         Notes payable consists of the following at June 30, 2000, and December 31, 1999:


                                        June 30, 2000     December 31, 1999
                                       ---------------    -----------------

Revolving credit                       $     1,750,000     $     3,819,716
EXCO Convertible Note                               --           7,000,000
NationsBank, N. A. Credit Facility                  --           7,100,000
                                       ---------------     ---------------
                                       $     1,750,000     $    17,919,716
                                       ===============     ===============

     At December 31, 1999, Notes payable were classified as current because they were required to be repaid from funds due from escrow agent and assets held for sale, both of which were classified as current assets related to the sale of the EXUS Properties and were repaid in the first quarter 2000. At June 30, 2000, the entire balance of the revolving credit facility has been classified as a current liability because the agreement terminates on May 8, 2001, which is within twelve months of the balance sheet date. Although it is the Company's intent to refinance the outstanding balance, at this point the Company has not yet obtained a commitment from a lender for such refinancing.

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

     The interest rate on the Subordinated Notes was 7% per annum, and at the option of the Company the interest was payable in the Company's common stock. During 1999 the Company paid interest for the quarters ended June 30, 1999, and September 30, 1999, with an aggregate of 21,424 shares of the Company's common stock. In January 2000 the Company issued 15,731 shares in payment of the interest due for the quarter ended December 31, 1999, and the Company subsequently issued 43,257 shares in payment of the interest due for the quarters ended March 31, 2000 and June 30, 2000.

     The Subordinated Notes were to mature in 2004, and the noteholders had the option to convert the debt into the Company's common stock at any time, at a conversion rate of $1.15 per share, the market value of the common stock on the date the terms were agreed. On June 30, 2000, five of the six noteholders agreed to convert their original principal amount of their debt holdings, $700,000, into an aggregate of 799,997 shares of the Company's common stock pursuant to an offer by the Company to induce conversion. The Company offered the noteholders the opportunity, until June 30, 2000, to convert the Subordinated Notes at a conversion rate of $0.875 per share. The lower conversion price of $0.875 per share resulted in 191,303 additional shares being issued that would not have been issued under the original conversion price of $1.15 per share. During the quarter ended June 30, 2000, the Company recorded $167,000 in non-cash debt conversion expense related to the fair value of the 191,303 additional shares issued. The Company also incurred $7,000 of legal cost related to the debt conversion.

     The Subordinated Notes were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Common stock issued on conversion or in lieu of cash interest payments under the Subordinated Notes have been issued in the same manner. As a result, the transfers of such securities are restricted.

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

Subordinated Debenture

     During October 1999, the chief executive officer of the Company advanced the Company $750,000 in exchange for a Subordinated Debenture (the "Debenture") issued by the Company. The net proceeds to the Company were approximately $730,000 after legal and other costs associated with the transaction. The Company used the proceeds to fund working capital. On May 12, 2000, the Debenture was repaid in full from proceeds drawn from the new bank Credit Facility. Interest was payable monthly, in cash, at a rate equal to Frost National Bank prime rate plus 1%. On May 12, 2000, the interest rate was 10%.

Revolving Credit

     On May 5, 2000, the Company entered into a loan agreement with a new bank establishing a $15,000,000 revolving line of credit subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. The interest rate is the bank's base rate plus 1%. The interest rate on June 30, 2000, was 10.5%. At June 30, 2000, the entire balance of the revolving credit facility has been classified as a current liability because the agreement terminates on May 8, 2001, which is within twelve months of the balance sheet date. Although it is the Company's intent to refinance the outstanding balance, at this point the Company has not yet obtained a commitment from a lender for such refinancing.

     The initial borrowing base was $2.45 million and it will decline at the rate of $50,000 per month beginning June 1, 2000 and continue until the next borrowing base redetermination on October 1, 2000. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base. The outstanding balance on August 8, 2000, was $750,000.

     A facility fee of 1% of the initial borrowing base was paid at closing. A 3/4% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company is also required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility is secured by all of the Company's oil and gas properties, and contains usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; prohibits cash payments to other debtholders; liquidity, leverage, net worth and debt service coverage ratios; and financial statement reporting requirements. The credit facility also requires that the Company hedge at least 50% of its oil and gas production for twelve months. Although the Company believes that the new credit facility is sufficient to fund its business plan for 2000, future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with credit facility debt covenants.

EXCO Convertible Note

     On June 30, 1999, the Company borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note (the "EXCO Note") due July 1, 2004. The Company drew $7 million under the EXCO Note to fund its capital contribution to EXUS, and the entire amount was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the EXUS Energy properties were sold. There was no conversion of any part of the EXCO
Note into common shares before its termination, and interest during the actual term outstanding was 10%.

     The EXCO Note contained a prepayment penalty provision of 3.57% of the principal prepaid for any prepayment occurring on or before July 1, 2000. On January 6, 2000, the Company paid a $250,000 prepayment penalty when it prepaid the entire $7 million outstanding balance. During the quarter ended March 31, 2000, the Company recognized an extraordinary loss for the amount of the prepayment penalty. In addition, the Company recorded a reversal of approximately $70,000 in accrued imputed interest that will not have to be paid because of the prepayment.

NationsBank, N. A. Credit Facility

     In connection with EXUS' acquisition of the properties in Jackson Parish, Louisiana, on June 30, 1999, EXUS entered into a credit facility with NationsBank, N. A. as administrative agent and lender. Venus' share of the outstanding balance under the credit facility at December 31, 1999, totaled $7.1 million, and the entire balance was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the oil and gas properties were sold.

8.  Shareholders' Equity

     Effective March 1, 1998 the Company awarded, under its existing incentive plan, qualified stock options and restricted stock grants that vest over a three-year period. The qualified stock options were issued to all employees. The restricted stock grants (100,000 shares) were issued at no charge to two key employees who are not officers of the Company. The two key employees are geoscientists who are central to the Company's business of using advanced geoscience technology to explore for oil and gas reserves. The Company believes that these grants, issued during the first year it became publicly traded, are incentives that align the key employees' interest with that of the Company's shareholders. The Company is recognizing compensation expense of $9,375 per month for the value of the restricted stock grants over the vesting period.

     During 1999 the Company granted 257,457 options and there were 34,611 options expired or surrendered. The options granted in 1999 were issued under a salary reduction plan and vested each pay period that the effected employees did not receive their full salary. All options granted in 1999 vested by December 31, 1999. The stock options granted in 1999 funded the salary reduction plan from March 1, 1999, through August 1, 1999. The salary reduction plan ended on March 31, 2000. On March 1, 2000, the Compensation Committee granted approximately 358,000 stock options, subject to shareholder approval, to fund the salary reduction plan from August 1, 1999, through March 31, 2000. Shareholder approval is required because the issuance of the 358,000 stock options would bring the total stock options issued under the plan over the maximum number allowed under the incentive plan. The Company intends to fix the exercise price at the fair market value on the date of grant. The date of grant will be the date shareholders approve the grant.


9. Accounting for Income Taxes

     No provision for income taxes has been recorded for the period ended June 30, 2000, due to net operating losses in prior periods, for which a valuation allowance was fully provided. No provision for income taxes was recorded for the period ended June 30, 1999 due to the loss recorded for that period.


10. Commitments and Contingencies

     The Company is not involved in any claims or legal proceedings.


11. Liquidity and Subsequent Financing

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

     The cash flow generated by current operations is only sufficient to fund general and administrative expenses. The Company relies on bank and other financing to implement its business plan. The bank debt discussed above in Note 7 matures on May 8, 2001. It is the Company's intent to refinance it, however, there is no assurance the Company will be able to do so.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 1999. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As discussed in our Annual Report on Form 10-K for the year ended December 31, 1999, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

     Overview

     We apply advanced geoscience technology to the exploration for and exploitation of undiscovered onshore oil and gas reserves in the United States. In addition, our business plan includes the acquisition of producing properties. We presently have oil and gas properties, acreage and production in eight states. Our emphasis is on oil and gas exploration and development projects and prospects in Texas, Louisiana, Oklahoma and Utah, with a current primary focus being in the Expanded Yegua Trend of the Upper Texas Gulf Coast and the Cotton Valley Trend of East Texas and Western Louisiana. Our management team has been responsible for the discovery, development and exploitation of relatively significant reserves of oil and gas for privately held predecessor companies over the past 30 years.

     Our strategy consists of:

     o Exploration for oil and natural gas reserves in geographic areas where we have expertise

     o    Exploitation and development drilling in existing oil and gas fields

     o    Strategic acquisitions of producing properties with upside potential

     EXPLORATION - We conduct exploration programs for new oil and gas reserves and undiscovered fields in geological trends that are considered to contain an undiscovered resource base of oil and natural gas. We use advanced geoscience technology to conduct these programs. We participate in high-risk exploration because it provides the opportunity to participate in discovery of substantial oil and gas reserves and the resultant rapid growth in asset values which can occur. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, we attempt to maintain an inventory of many exploratory prospect leads from which drilling prospects are confirmed and generated. We have used this strategy successfully in the past. We typically attempt to reduce our financial risk and to obtain financing for a large portion of the exploration costs through sale to oil and gas industry co-venturers of working interest in prospects we originate. Because of the decline in oil prices in 1998 and the reduction of capital available for exploration budgets, both for the oil and gas industry in general and for us specifically, we reduced exploration activity and continue to work only selected prospects we believe to have extraordinary merit during this period of low availability of exploration capital. In order to add a greater degree of certainty to our growth, exploration only represents one of three avenues of potential growth. The other two important components of our growth plans are exploitation of existing oil and gas fields and acquisition of producing properties with enhanced potential.

The exploration team currently concentrates on two primary geographical focus areas: the Yegua Trend of the Texas and Louisiana Gulf Coast and the Cotton Valley Trend of East Texas and North Louisiana. Secondary areas are the South Midland Basin and select areas in the mid-continent. We have an inventory of many exploration Prospects and Prospect Leads, and we are reactivating exploratory drilling projects so that when, and if, industry drilling budgets are restored for exploration, we will have drilling projects available in which to offer participation to industry co-venturers. The primary geoscience technologies we use to evaluate prospects and prospect leads are 2-D and 3-D seismic surveys and the subsurface geological studies used to interpret the data gathered by these seismic surveys. Considerable computer resources and geophysical expertise are required to process and to interpret the 3-D survey and to transform it into a useable product. Consequently, our in-house technical capability is an important ingredient in our current and continuing ability to conduct comprehensive exploration programs and in exploitation of existing fields.

     EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS - In addition to exploring for new oil and gas reserves in previously undiscovered fields, we also use advanced geoscience technology to exploit and to develop oil and gas reserves in currently producing fields. The fields being exploited or developed consist of fields we discovered or fields discovered by others but that we believe are not fully developed. We are conducting active exploitation and development activities in 7 different fields in Texas, Oklahoma and Utah. Our working interest in those fields varies in size from 2.5% to 100%, and we operate in 4 of the 7 active fields. During 1999, due to the significant decline in oil and natural gas prices during 1998 and shortage of capital available to us, we emphasized acquiring and expanding reserves in existing oil and gas fields rather than exploring for new reserves in unestablished areas.

     In November 1999 we successfully restimulated its #1 Westbury Farms well in the Constitution Field, Jefferson County, Texas. As a result of this successful restimulation, proved reserves in the field increased by 2.9 Bcfe. We recently drilled a development well, the #1 Apache Gas Unit, to a total depth of 14,910 feet, encountered three zones which appear to be productive of gas and condensate. Evaluation of electric logs in that well indicated that two primary objective zones in the Middle Yegua Formation at 14,229 feet and 13,912 feet are expected to be commercially productive and will be produced after testing of the deeper third zone at 14,545 feet. The deeper zone could possibly be commercially productive with formation stimulation or sand fracture treatment. Formation stimulation and testing of the first zone to be tested, the 14,545 foot zone, should be completed in approximately 60 days.

     Ryder Scott & Company, independent engineering consultants, in its estimate of our reserves at December 31, 1999, estimated that the Constitution Field Project, operated by us, may have six proved undeveloped drill sites with 11 pay zones on the project's 4,946 gross acres (4,538 net). We own a 15% working interest in the project and expect to drill at least one additional well in the Constitution Field during the year 2000. The first well we drilled in the field, the #1 Westbury Farms, is currently producing gross 3 million cubic feet of gas per day and 450 barrels condensate per day. Constitution Field is located approximately 15 miles west of the Vidor-Ames Field (125 billion cubic foot of gas equivalent reserves) discovered by our exploration team in the early 1990's.

     On August 3, 2000, we started drilling the #1 Flinn well in the East White Point Field Area, San Patricio County, Texas. The well will be drilled to a depth of 5,600' to develop bypassed Frio pay. We acquired this proved field during the second quarter. If successful, we believe a total of eight wells may ultimately be drilled in our 340 acre lease block, and we may acquire additional leases. We are the operator and currently own a 25% working interest. Average 100% well cost is approximately $332,000.

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

Liquidity and Capital Resources

(a)  Liquidity

     At June 30, 2000, we had a working capital deficit of $1,711,000 compared with a deficit of $923,000 at December 31, 1999, a decrease in working capital of $788,000. Of this decrease, $1,750,000 is due to classifying our bank debt as a current liability because the note matures in May 2001, which is less than twelve months from June 30, 2000. Our intention is, on or before maturity, to renew the credit facility or replace it with a new facility.

     Net cash used in operating activities during the six month period ended June 30, 2000, was $877,000, whereas $1,342,000 was used in operating activities for the same period in 1999. Net changes in operating assets and liabilities accounted for $678,000 of the cash flow used in operating activities. During the six-month period ended

June 30, 2000, the Company realized a net loss of $524,000. This compares with a net loss of $705,000 for the same period in 1999. The 2000 loss reflects a gain of $632,000 ($454,000 after including related early extinguishment of debt cost and reversal of imputed interest) from the sale of long-term assets as compared to a gain of $804,000 reflected in the 1999 loss.

     During the first six months of 2000 the Company incurred capital expenditures of $623,000 and received proceeds from its equity investment in EXUS of $250,000 and proceeds from the sale of securities, property and equipment of $19 million. During the same period in 1999, the Company had capital expenditures of $233,000 and received proceeds from the sale of property and equipment of $2.6 million.

     For the six month ended June 30, 2000, $17.2 million was used in financing activities. This compares with $6.2 million provided by financing activities for the same period in 1999.

(b)      Capital Resources

     The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for the last six months of 2000 are budgeted at approximately $2 million for projects that include the drilling and completion of 5 development wells, drilling 1 exploratory wells, a 3-D seismic acquisition for an exploration project, and acreage acquisition. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs.

     On May 5, 2000, the Company entered into a loan agreement establishing a $15,000,000 revolving line of credit subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. The interest rate is the bank's base rate plus 1%. The interest rate on July 31, 2000, was 10.5%.

     The initial borrowing base was $2.45 million and it will decline at the rate of $50,000 per month beginning June 1, 2000 and continue until the next borrowing base redetermination on October 1, 2000.As of August 8, 2000, the Company had aggregate borrowings under the credit facility of $750,000. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base.

     A facility fee of 1% of the initial borrowing base was paid at closing. A 0.5% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company is also required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility is secured by all of the Company's oil and gas properties, and contains the following financial covenants:

     (1) Consolidated tangible net worth cannot be less than 85% of consolidated tangible net worth reported as of December 31, 1999, plus the sum of 70% of the Company's positive quarterly net income, and plus 100% of any increase in shareholder's equity from the sale of stock in the Company subsequent to December 31, 1999.

     (2) The Company will not pay or incur, or otherwise become obligated to pay general and administrative expenses which exceed $350,000 during any quarter beginning with the quarter ended September 30, 2000. Non-cash charges to general and administrative expense are excluded.

     (3) The Company will maintain a current ratio of at least 1:1, with initial calculation of such ratio to be made as of June 30, 2000. For purposes of computing the current ratio, current maturities under the credit facility are excluded.

     (4) The Company will maintain a debt service coverage ratio of at least 1.2:1.0 with the initial calculation of such ratio to be made as of September 30, 2000. Debt service coverage ratio is defined as the ratio from dividing earnings before interest, taxes, depreciation, depletion and amortization, and other non-cash charges (EBITDA) for any quarter by debt service for such quarter.

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

(c)      Results of Operations

     Revenues have been higher during 2000 due to increased oil and natural gas prices and increased equivalent unit volumes. As shown below, oil volumes increased by 27% while natural gas volumes increased by 2% during the six month period ended June 30, and 27% and 8%, respectively, for the three month period. The period ended June 30, 1999, includes 15,800 mcf of natural gas production from properties that were sold during the first quarter of 1999. Excluding those volumes from the prior period results indicates a 13% increase in natural gas production in the current period as compared to the same period in 1999. The increase is mainly due to the successful restimulation of the #1 Westbury Farms (discussed above under "Overview") offset by normal depletion of existing production.


                                         2000                        1999
                                -----------------------     -----------------------
                                  Sales        Average       Sales          Average
                                 Volume        Prices        Volume         Prices
                                ---------     ---------     ---------     ---------
Six Months Ended June 30,
  Gas (MCF)                       161,478     $    3.00       158,994     $    1.81
  Oil (BBLS)                       51,477     $   25.95        40,429     $   13.09

Three Months Ended June 30,
  Gas (MCF)                        76,542     $    3.33        71,133     $    1.88
  Oil (BBLS)                       24,555     $   25.72        19,266     $   15.50


     Average daily production of oil was 270 barrels for the three month period ended June 30, 2000, and 212 for the same period in 1999. Average daily production of natural gas was 841 mcf for the three month period ended June 30, 2000, and 782 for the same period in 1999. There were no price hedges in place during the three months ended June 30, 1999. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 50% of estimated production for the twelve month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its new bank credit facility. The hedge term is June 2000 through May 2001. The oil hedge is a costless collar with a floor of $24.00 per barrel and a cap of $27.50 per barrel. If the average NYMEX price is less than $24.00 for any month, the Company receives the difference between $24.00 and the average NYMEX price for that particular month. If the average NYMEX price is greater than $27.50 for any month, the Company pays the difference between $27.50 and the average NYMEX price for that particular month. The natural gas hedge is a costless collar with a floor of $2.90 per mmbtu and a cap of $3.65 per mmbtu. If the indexed price of natural gas is less than $2.90 per mmbtu for any month, the Company receives the difference between $2.90 and the indexed price for that particular month. If the indexed price of natural gas is greater than $3.65 per mmbtu for any month, the Company pays the difference between $3.65 and the indexed price for that particular month. The reference price for natural gas is the Houston Ship Channel index for large packages as quoted by Inside Ferc.

     For the three month period ended June 30, 2000, the effect of the hedge was to lower the average price by $0.62 per barrel for oil and $0.14 per mcf for natural gas. As of June 30, 2000, the estimated fair value of our hedge positions was a net payable of approximately $210,000 based upon an estimate of what we would owe if the contracts were liquidated.

Three Months Ended June 30, 2000 and 1999

     The Company reported a net loss of $519,000 for the quarter ended June 30, 2000, compared to a net loss of $575,000 in the same quarter in 1999. The 2000 loss reflects debt conversion expense of $174,000 related to the conversion of $700,000 of Subordinated Notes into our common stock, of which $167,000 is a non-cash charge. Oil and gas revenues increased by $452,000 and interest expense decreased by $66,000. These improvements were partially offset by increases in production expense of $198,000, exploration expense of $40,000, depreciation, depletion and amortization of $38,000, and general and administrative expense of $20,000.

     Oil and gas revenues increased by $452,000 as compared to the same period in 1999. Approximately 83% of this increase is due to the significant increase in product prices, and the balance is due to higher production during the current period. The higher production is due to the successful restimulation of the #1 Westbury Farms well in the Constitution Field, Jefferson County, Texas, and other reworking and recompletions of existing wells since the recovery of product prices.

     Production expense increased by $198,000 as compared to the same period in 1999. Approximately 36% of the increase is due to higher severance taxes as a result of increased prices and volumes, and 7% out of the 36% was due to a refund of severance taxes received during the 1999 period. The balance of the increase is due to increased operating cost due to higher volumes produced during the year 2000 period and an increase in workover costs (stimulations, adding perforations and recompletions), which has resulted in the increased production discussed above. Production expense averaged $1.70 per mcfe during the three month period ended June 30, 2000, compared to $0.98 per mcfe for the same period in 1999. This increase is due to the higher workover cost and severance taxes discussed above. Although we plan further workover operations in the third and fourth quarter, we expect per unit costs to start declining.

     Exploration expense increased by $40,000 due to increased exploration activity during the quarter as compared to the same quarter in the prior year.

     Depreciation, depletion and amortization increased by $38,000. Approximately 74% of the increase is due to higher volumes, and the balance of the increase is due to a higher DDA rate. Depreciation, depletion and amortization averaged $0.76 per mcfe in 2000 as compared to $0.71 per mcfe for the same period in 1999.

     General and administrative expense increased by $20,000 due to temporary salary reductions that were implemented on March 1, 1999, which were reinstated effective March 31, 2000, as discussed in Note 8 in the accompanying unaudited financial statements.

     Interest expense decreased by $66,000, from $115,000 in 1999 to $49,000 in 2000. The decrease is due to lower outstanding interest bearing balances. As discussed in Note 5 to the accompanying unaudited financial statements, most of the funds we received on the sale of the EXUS properties was used to repay debt. The average outstanding balance in 1999 was $4.2 million as compared to an average outstanding balance of $1.7 million in the current period.

Six Months Ended June 30, 2000 and 1999

     The Company reported a net loss of $524,000 for the six month period ended June 30, 2000, compared to a net loss of $705,000 in the same period in 1999. The 2000 loss reflects debt conversion expense of $174,000 related to the conversion of $700,000 of Subordinated Notes into our common stock, of which $167,000 is a non-cash charge. Also included in the year loss is a non-cash charge of $250,000 for early extinguishments of debt. Oil and gas revenues increased by $1,001,000, interest expense decreased by $170,000, and general and administrative expense decreased by $70,000. These improvements were partially offset by increases in production expense of $299,000, exploration expense of $90,000, depreciation, depletion and amortization of $75,000, and lower gain on sale of assets of $172,000.

     Oil and gas revenues increased by $1,001,000 as compared to the same period in 1999. Approximately 85% of this increase is due to the significant increase in product prices, and the balance is due to higher production during the current period. The higher production is due to the successful restimulation of the #1 Westbury Farms well in the Constitution Field, Jefferson County, Texas, and other reworking and recompletions of existing wells since the recovery of product prices.

     Production expense increased by $299,000 as compared to the same period in 1999. Approximately 39% of the increase is due to higher severance taxes as a result of increased prices, 5% out of the 39% was due to a refund of severance taxes received during the 1999 period. The balance of the increase is due to higher volumes produced during the current period and an increase in workover costs (stimulations, adding perforations and recompletions), which has resulted in the increased production discussed above. Production expense average $1.51 per mcfe during the six month period ended June 30, 2000, compared to $1.03 per mcfe for the same period in 1999. This increase is due to the higher workover cost and severance taxes discussed above. Although we plan further workover operations in the third and fourth quarter, we expect per unit costs to start declining.

     Exploration expense increased by $90,000. In the current period we recorded dry hole expense of $41,000 and approximately $131,000 in employee severance cost. Other exploration costs were lower during the six month period as compared to the same period in the prior year.

     Depreciation, depletion and amortization increased by $75,000. Approximately 68% of the increase is due to higher volumes, and the balance of the increase is due to a higher DDA rate. Depreciation, depletion and amortization averaged $0.74 per mcfe in 2000 as compared to $0.68 per mcfe for the same period in 1999.

     General and administrative expense decreased by $70,000 as a result of a 33% reduction in office personnel during 1999. These reductions were partially offset by reinstatement of temporary salary reductions. As discussed in Note 8 in the accompanying unaudited financial statements, the temporary salary reductions were implemented effective March 1, 1999, and ended on March 31, 2000.

     Interest expense decreased by $170,000, from $220,000 in 1999 to $50,000 in 2000. Most of the decrease is due to the reversal of $72,000 in accrued imputed interest that will not have to be paid because of the prepayment of the related debt. In addition, as a result of the sale of the Company's interest in the EXUS properties discussed in Note 5 to the accompanying unaudited financial statements, our interest bearing debt was significantly lower during the six month period ended June 30, 2000 as compared to the same period in 1999. The average outstanding balance in 1999 was $4.3 million as compared to an average outstanding balance of $1.9 million in the current period.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and reference is made to the information contained there. On May 12, 2000 the Company entered into commodity hedge contracts for 125 barrels of oil per day (approximately 11,250 barrels per quarter) for 12 months and 500 mmbtu per day (approximately 45,000 mmbtu per quarter) for 12 months, which is approximately at least 50% of estimated production from existing wells for the 12 month period June 2000 through May 2001 The hedging arrangements have the effect of locking in the effective prices the Company receives for the volumes hedged. For these volumes the Company's exposure to a significant decline in product prices is significantly reduced; however, they also limit the benefit the

Company might have received if prices increased above the cap. For every $1 the NYMEX average for a month is above the $27.50 per barrel cap, the Company's net income would decrease by approximately $4,000 for the month. For every $0.10 per mmbtu the indexed price of natural gas is above $3.65 per mmbtu for a month, Company's net income would decrease by approximately $2,000 for the month.


                          PART II - OTHER INFORMATION


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On May 5, 2000, the Company entered into a loan agreement with a bank. Under that loan agreement, the Company is not permitted to declare or to pay any dividend on any of its shares or to make any distribution to its stockholders. Under the terms of the Company's 7% Subordinated Note agreements described in (b) below, interest payments under the 7% Subordinated Notes may be paid, at the Company's election, in cash or with the Company's common stock. Under the terms of the Company's new bank loan agreement (see Note 7 to the accompanying unaudited financial statements), the Company is prohibited from paying cash interest to the Subordinated Noteholders during the term of the bank loan agreement.

     (b) During 1999, the Company issued $1,000,000 original principal amount of notes in a private placement. The notes are convertible into the Company's common stock and interest on the notes is payable, at the Company's election, in cash or shares of the Company's common stock. During the quarter ended June 30, 2000, the Company issued 25,294 shares of common stock for interest accrued through June 30, 2000. These shares were issued in lieu of cash interest payments accrued of $17,500. Also, during the quarter ended June 30, 2000, the Company issued 799,997 shares of common stock pursuant to the conversion of $700,000 of the $1,000,000 original principal amount of notes into common stock. This conversion is discussed in more detail in Note 7 to the accompanying unaudited financial statements. The shares were issued pursuant to Sections 3(a)(9) and 4(2) of the Securities Act of 1933.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated June 30, 2000, reporting information pursuant to Item 5 and Item 7, related to debt converted into the Company's common stock.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            VENUS EXPLORATION, INC.




         Dated August 10, 2000             BY:    /s/ JOHN Y. AMES
                                                  ------------------------------
                                                  John Y. Ames
                                                  (Chief Operating Officer)







         Dated August 10, 2000             BY:    /s/ PATRICK A. GARCIA
                                                  ------------------------------
                                                  Patrick A. Garcia
                                                  (Principal Accounting Officer)

                                INDEX TO EXHIBIT




EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
27.1               Financial Data Schedule