Form 10-Q
period 2000-09-30
VENUS EXPLORATION INC
filed 2000-11-14
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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

                                 (210) 930-4900
            ---------------------------------------------------------
              (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                           Class                                       Outstanding at November 1, 2000
          ----------------------------------------                  --------------------------------------
               Common Stock $0.01 par value                                   12,337,000 shares

                     VENUS EXPLORATION, INC. AND SUBSIDIARY



                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                           (a) Consolidated Balance Sheets as of                                         3
                                September 30, 2000 and December 31, 1999

                           (b) Consolidated Statements of Operations for                                 4
                                the three-month periods ended September 30,
                                2000 and 1999

                           (c) Consolidated Statements of Operations for                                 5
                                the nine-month periods ended September 30,
                                2000 and 1999

                           (d) Consolidated Statements of Cash Flows                                     6
                                for the nine-month periods ended
                                September 30, 2000 and 1999

                           (e) Notes to Consolidated Financial Statements                                7

         Item 2.   - Management's Discussion and Analysis of Financial                                  13
                           Condition and Results of Operations

         Item 3.   - Quantitative and Qualitative Disclosures About                                     20
         Market Risk

         PART II.  - OTHER INFORMATION

         Item 2.   - Changes in Securities and Use of Proceeds                                          20

         Item 5.   - Other Information                                                                  20

         Item 6.   - Exhibits and Reports on Form 8-K                                                   21

         Signatures                                                                                     21

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,
                                                                                      2000        December 31,
                                                                                  (Unaudited)         1999
                                                                                 -------------    ------------
                                                                                         (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                                    $       2,256    $        236
         Trade accounts receivable                                                       1,573             718
         Funds due from escrow agent                                                        --          17,303
         Assets held for sale                                                               --           1,236
         Prepaid expenses and other                                                         83              90
                                                                                 -------------    ------------
                     Total current assets                                                3,912          19,583
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                        4,773           4,301

     Other property and equipment, net                                                      88             136
     Deferred financing costs, at cost less accumulated amortization                        66              20
     Other assets, at cost less accumulated amortization                                    10             424
                                                                                 -------------    ------------
                                                                                 $       8,849    $     24,464
                                                                                 =============    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                                  $       3,503    $      1,448
         Other liabilities                                                                 381           1,139
         Current notes payable                                                           2,250          17,919
                                                                                 -------------    ------------
                     Total current liabilities                                           6,134          20,506
     Long-term debt                                                                         --           1,750
     Other long-term liabilities                                                            14              18
                                                                                 -------------    ------------
                     Total liabilities                                                   6,148          22,274
     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding                                       --              --
         Common stock; par value of $.01; 30,000,000 shares
              authorized; 12,315,430 and 11,055,285 shares issued
              and outstanding in 2000 and 1999, respectively                               123             110
         Additional paid-in capital                                                     18,676          17,336
         Accumulated deficit                                                           (16,052)        (15,194)
          Accumulated other comprehensive income - net unrealized
         appreciation on investment securities                                              --              69
         Unearned compensation                                                             (46)           (131)
                                                                                 -------------    ------------
                     Total shareholders' equity                                          2,701           2,190
     Commitments and contingencies
                                                                                 -------------    ------------
                                                                                 $       8,849    $     24,464
                                                                                 =============    ============

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                  Three Months Ended
                                                              September 30, (in thousands
                                                                  except per share data)
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
 Oil and gas revenues                                         $        931    $        644
                                                              ------------    ------------
 Costs of operations:
     Production expense                                                360             297
     Exploration expenses, including dry holes                         186              97
     Depreciation, depletion and amortization                          149             153
     General and administrative                                        429             533
                                                              ------------    ------------
              Total expenses                                         1,124           1,080
                                                              ------------    ------------
              Operating loss                                          (193)           (436)
                                                              ------------    ------------
 Other income (expense):
     Interest expense                                                  (55)           (331)
     Debt conversion expense                                           (61)             --
     Equity in net earnings from EXUS Energy. LLC                       --             278
     Gain (loss) on sale of assets                                     (33)           (308)
     Interest and other income (expense), net                            9               2
                                                              ------------    ------------
                                                                      (140)           (359)
                                                              ------------    ------------

              Net income (loss)                               $       (333)   $       (795)
                                                              ============    ============

Earnings (loss) per share,
     Basic and diluted                                        $       (.03)   $       (.07)
                                                              ============    ============

Common shares and equivalents outstanding,
     Basic and diluted                                              12,121          11,026
                                                              ============    ============


See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                          Nine Months Ended
                                                                    September 30, (in thousands
                                                                       except per share data)
                                                                    ----------------------------
                                                                        2000            1999
                                                                    ------------    ------------
 Oil and gas revenues                                               $      2,751    $      1,463
                                                                    ------------    ------------
 Costs of operations:
     Production expense                                                    1,073             710
     Exploration expenses, including dry holes                               637             458
     Depreciation, depletion and amortization                                497             426
     General and administrative                                            1,428           1,602
                                                                    ------------    ------------
              Total expenses                                               3,635           3,196
                                                                    ------------    ------------
              Operating loss                                                (884)         (1,733)
                                                                    ------------    ------------
 Other income (expense):
     Interest expense                                                       (105)           (551)
     Debt conversion expense                                                (235)             --
     Equity in net earnings from EXUS Energy. LLC                             --             278
     Gain on sale of assets                                                  599             496
     Interest and other income (expense), net                                 17              10
                                                                    ------------    ------------
                                                                             276             233
                                                                    ------------    ------------
 Income (loss) before extraordinary item                                    (608)         (1,500)
 Extraordinary loss on early extinguishment of debt                          250              --
                                                                    ------------    ------------
              Net income (loss)                                     $       (858)   $     (1,500)
                                                                    ============    ============

 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                      $       (.05)   $      (0.14)
     Extraordinary loss on early extinguishment of debt                     (.02)             --
                                                                    ------------    ------------
     Earnings (loss)                                                $       (.07)   $      (0.14)
                                                                    ============    ============

Common shares and equivalents outstanding:
     Basic and diluted                                                    11,440          10,997
                                                                    ============    ============


See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                                         (in thousands)
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
Operating Activities:
    Net earnings (loss)                                                          $       (858)   $     (1,500)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas
          properties                                                                      497             549
          Other depreciation and amortization                                              96              --
          Dry hole costs                                                                   40              19
          Gain on sale of property and equipment                                         (400)           (496)
          Gain on sale of securities                                                     (199)             --
          Debt conversion expense                                                         228              --
          Extraordinary loss on early extinguishments of debt                             250              --
          Equity in net earnings from EXUS Energy. LLC                                     --            (278)
          Compensation expense for stock and stock options                                155             150
          Interest expense paid with common stock                                          52              27
          Deferred interest expense on EXCO note                                          (72)             35
          Changes in operating assets and liabilities:
              Trade accounts receivable                                                  (855)           (329)
              Prepaid expenses and other                                                    7              --
              Other assets                                                                (10)             --
              Trade accounts payable                                                    2,055             314
              Other liabilities                                                          (686)             85
                                                                                 ------------    ------------
                    Net cash provided by (used in) operating activities                   300          (1,424)
                                                                                 ------------    ------------
 Investing Activities:
    Capital expenditures                                                               (1,163)           (468)
    Investment in EXUS                                                                     --          (6,946)
    Distributions from EXUS                                                               250              --
    Proceeds from sale of securities                                                      304              --
    Proceeds from sales of property and equipment                                      19,083           2,616
                                                                                 ------------    ------------
                    Net cash provided by (used in) investing activities                18,474          (4,798)
                                                                                 ------------    ------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable                      3,250           8,200
    Principal payments on long-term debt and notes payable                            (19,673)         (1,896)
    Deferred financing costs                                                              (81)            (21)
    Prepayment penalty on early extinguishment of debt                                   (250)             --
                                                                                 ------------    ------------
                    Net cash provided by (used in) financing activities               (16,754)          6,283
                                                                                 ------------    ------------
    Increase (decrease) in cash and equivalents                                         2,020              61
    Cash and equivalents, beginning of period                                             236             126
                                                                                 ------------    ------------
    Cash and equivalents, end of period                                          $      2,256    $        187
                                                                                 ============    ============

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Three Months and Nine Months Ended September 30, 2000 and 1999


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

   In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine month periods ended September 30, 2000 and 1999.

   The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

   For a description of the accounting policies followed by the Company, refer to the notes to the 1999 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

4. Hedging Activities

   As required by its bank lender, the Company enters into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of price fluctuations.

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

On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months (or 45,625 barrels) and 500 mmbtu per day for twelve months (or 182,500 mmbtu). The hedge term is June 2000 through May 2001. The oil hedge is a costless collar with a floor of $24.00 per barrel and a cap of $27.50 per barrel. The natural gas hedge is a costless collar with a floor of $2.90 per mmbtu and a cap of $3.65 per mmbtu. The reference price for oil is the New York Mercantile Exchange West Texas Intermediate future contract. For natural gas the index price is the Houston Ship Channel index for large packages as quoted by Inside Ferc. As of September 30, 2000, the estimated fair value of the Company's positions was a net payable of approximately $289,000 based upon an estimate of what the Company would owe if the contracts were liquidated.

5.  Investment in EXUS Energy, LLC

   On June 30, 1999, EXUS Energy, LLC, (EXUS) a Delaware limited liability company, owned 50% by EXCO Resources, Inc. (EXCO) and 50% by the Company, completed the acquisition of oil and natural gas properties located in Jackson Parish, Louisiana. The properties included 17 producing wells on 8,000 acres, of which about 80% was developed.

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

Loss per share for the three month period ended September 30, 2000 and 1999 are calculated based on 12,121,144 and 11,026,048 weighted average shares outstanding, respectively. Loss per share for the nine month period ended September 30, 2000 and 1999 are calculated based on 11,440,081 and 10,996,641 weighted average shares outstanding, respectively. For both 2000 and 1999 the Company reported net losses; therefore, diluted earnings per share is not presented.

7.  Long-Term Debt

   Long-term debt consists of the following at September 30, 2000 and December 31, 1999:

                                                               September 30,    December 31,
                                                                    2000            1999
                                                               -------------    ------------
     7% Convertible subordinated promissory notes              $          --    $  1,000,000
     Subordinated debenture                                               --         750,000
                                                               -------------    ------------
                                                               $          --    $  1,750,000
                                                               =============    ============

   Notes payable consists of the following at September 30, 2000, and December 31, 1999:

                                                               September 30,    December 31,
                                                                    2000            1999
                                                               -------------    ------------
     Revolving credit                                          $   2,250,000    $  3,819,716
     EXCO Convertible Note                                                --       7,000,000
     NationsBank, N. A. Credit Facility                                   --       7,100,000
                                                               -------------    ------------
                                                               $   2,250,000    $ 17,919,716
                                                               =============    ============

   At December 31, 1999, Notes payable were classified as current because they are required to be repaid from funds due from escrow agent and assets held for sale, both of which were classified as current assets and relate to the sale of the EXUS Properties. At September 30, 2000, the entire balance of the revolving credit facility has been classified as a current liability because the agreement terminates on May 8, 2001, which is within twelve months of the balance sheet date. Although it is the Company's intent to refinance the outstanding balance, at this point the Company has not yet obtained a commitment from a lender for such re-financing.

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

The interest rate on the Subordinated Notes was 7% per annum, and at the option of the Company the interest was payable in the Company's common stock. During 1999 the Company paid interest for the quarters ended June 30, 1999, and September 30, 1999, with 21,424 shares of the Company's common stock. In January 2000 the Company issued 15,731 shares in payment of the interest due for the quarter ended December 31, 1999, and the Company subsequently issued 43,257 in payment of the interest due for the quarters ended March 31, 2000 and June 30, 2000.

The Subordinated Notes were to mature in 2004, and the noteholders had the option to convert the debt into the Company's common stock at any time, at a conversion price of $1.15 per share, the market value of the common stock on the date the terms were agreed to. On June 30, 2000, five of the six noteholders agreed to convert the original principal amount of their debt holdings, $700,000, into 799,997 shares of the Company's common stock pursuant to an offer by the Company to induce conversion. The Company offered the noteholders the opportunity, until June 30, 2000, to convert the Subordinated Notes at a conversion price of $0.875 per share. The lower conversion price of $0.875 per share resulted in 191,303 additional shares being issued than would have been issued under the original conversion price of $1.15 per share. During the quarter ended June 30, 2000, the Company recorded $167,000 in non-cash debt conversion expense related to the fair value of the 191,303 additional shares issued. The Company also incurred $7,000 of legal cost related to the debt conversion.

During the quarter ended September 30, 2000, the Company extended the inducement to convert option to August 31, 2000. On August 22, 2000, the remaining noteholder elected to convert his debt holdings, $300,000, into 342,857 shares of the Company's common stock, which included 81,987 additional shares due to the reduced conversion price. The Company recorded $61,491 in non-cash debt conversion expense related to the fair value of the 81,987 additional shares issued.

The Subordinated Notes were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Common stock issued on conversion or in lieu of cash interest payments under the Subordinated Notes have been issued in the same manner. As a result, the transfer of such securities is restricted.

Subordinated Debenture

   During October 1999, the chief executive officer of the Company advanced the Company $750,000 in exchange for a Subordinated Debenture (the "Debenture") issued by the Company. The net proceeds to the Company were approximately $730,000 after legal and other costs associated with the transaction. The Company used the proceeds to fund working capital. On May 12, 2000, the Debenture was repaid in full from proceeds drawn from the new bank credit facility. Under the credit facility, interest is payable monthly, in cash, at a rate equal to Frost National Bank prime rate plus 1%. On May 12, 2000, the interest rate was 10%.

Revolving Credit

   In 1997, the Company entered into a loan agreement establishing a $20,000,000 revolving line of credit. In December 1997 this agreement was restated and amended to increase the credit facility to $50,000,000 subject to borrowing base determined by the bank based on the Company's oil and gas reserves which are used as security for the loan. On August 19, 1998 the credit facility was amended resulting in the interest rate on related borrowings becoming the bank's prime lending rate plus 1%.

On January 6, 2000, as part of the cash settlement from the sale of the Company's interest in the EXUS Properties, $3,716,000 was used to reduce the outstanding balance under its then existing credit facility, resulting in an outstanding loan balance of $152,000 as of January 6, 2000. At the same time the bank lowered the borrowing base to $152,000. On March 30, 2000, the outstanding balance under the credit facility was repaid.

On May 5, 2000, the Company entered into a loan agreement with a new bank establishing a $15,000,000 revolving line of credit subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. The interest rate is the bank's base rate plus 1%. The interest rate on September 30, 2000, was 10.5%. At September 30, 2000, the entire balance of the revolving credit facility has been classified as a current liability because the agreement terminates on May 8, 2001, which is within twelve months of the balance sheet date. Although it is the Company's intent to refinance the outstanding balance, at this point the Company has not yet obtained a commitment from a lender for such refinancing.

The initial borrowing base was $2.45 million and it declined at the rate of $50,000 per month beginning Jume 1, 2000. At September 30, 2000, the borrowing base was $2.25 million. As of October 1, 2000, the lender determined the borrowing base to be $2.2 million, and it declines at the rate of $50,000 per month beginning November 1, 2000 until the next borrowing base redetermination on April 1, 2001. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base.

A facility fee of 1% of the initial borrowing base was paid at closing. A 3/4% facility fee will be due on all incremental increases in the borrowing base, and a 3/8% per annum fee is due on the unused portion of the borrowing base. The Company is also required to pay a $5,000 engineering fee for the initial borrowing base determination and for each subsequent redetermination. The facility is secured by all of the Company's oil and gas properties, and contains usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; prohibitions against cash payments to other debtholders; liquidity, leverage, net worth and debt service coverage ratios; and financial statement reporting requirements. The credit facility also requires that the Company hedge at least 50% of its oil and gas production for twelve months. Although the Company believes that the new credit facility is sufficient to fund its business plan for 2000, future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with credit facility debt covenants.

EXCO Convertible Note

   On June 30, 1999, the Company borrowed $7 million from EXCO under the terms of an $8 million convertible promissory note (the "EXCO Note") due July 1, 2004. The Company drew $7 million under the EXCO Note to fund its capital contribution to EXUS, and the entire amount was repaid on January 6, 2000, from proceeds from the escrow account created on December 31, 1999, when the EXUS properties were sold. There was no conversion of any part of the EXCO Note into common shares before its termination, and interest during the actual term outstanding was 10%.

The EXCO Note contained a prepayment penalty provision of 3.57% of the principal prepaid for any prepayment occurring on or before July 1, 2000. On January 6, 2000, the Company paid a $250,000 prepayment penalty when it prepaid the entire $7 million outstanding balance. During the quarter ended March 31, 2000, the Company recognized an extraordinary loss for the amount of the prepayment penalty. In addition, the Company recorded a reversal of approximately $70,000 in accrued imputed interest that did not have to be paid because of the prepayment.

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

   During 1999 the Company granted 257,457 options, and there were 34,611 options that expired or were surrendered. The options granted in 1999 were issued under a salary reduction plan and vested each pay period that the affected employees did not receive their full salary. All options granted in 1999 vested by December 31, 1999. The stock options granted in 1999 funded the salary reduction plan from March 1, 1999, through August 1, 1999. The salary reduction plan ended on March 31, 2000. On March 1, 2000, the Compensation Committee granted approximately 358,000 stock options, subject to shareholder approval, to fund the salary reduction plan from August 1, 1999, through March 31, 2000. Shareholder approval is required because the issuance of the 358,000 stock options would bring the total stock options issued under the plan over the maximum number allowed under the incentive plan. The Company intends to fix the exercise price at the fair market value on the date of grant. The date of grant will be the date shareholders approve the grant.


9.  Accounting for Income Taxes

   No provision for income taxes has been recorded for the period ended September 30, 2000, due to net operating losses in prior periods, for which a valuation allowance was fully provided. No provision for income taxes was recorded for the period ended September 30, 1999 due to the loss recorded for that period.


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

As discussed above, upon maturity of the $15 million revolving line of credit, the Company intends to renew and or refinance the then outstanding balance. At this point, the Company has not yet obtained a commitment from a lender for such refinancing. While there can be no assurances that the revolving line of credit will be renewed or refinanced, the Company's management believes that a renewal or refinancing is attainable, however, this is subject to the conditions of the credit markets at the time of the renewal or refinancing.

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

Our strategy  consists of:

    o Exploration for oil and natural gas reserves in geographic areas where we have expertise

    o Exploitation and development drilling in existing oil and gas fields

    o Strategic acquisitions of producing properties with upside potential

EXPLORATION - We conduct exploration programs for new oil and gas reserves and undiscovered fields in geological trends that are considered to contain an undiscovered resource base of oil and natural gas. We use advanced geoscience technology to conduct these programs. We participate in high-risk exploration because it provides the opportunity to participate in discovery of substantial oil and gas reserves and the resultant rapid growth in asset values which can occur. Because of the inherent uncertainty and high financial risk associated with the outcome of individual drilling prospects, we attempt to maintain an inventory of many exploratory prospect leads from which drilling prospects are confirmed and generated. We have used this strategy successfully in the past. We typically attempt to reduce our financial risk and to obtain financing for a large portion of the exploration costs through sale to oil and gas industry co-venturers of working interests in prospects we originate. Because of the decline in oil prices in 1998 and the reduction of capital available for exploration budgets, both for the oil and gas industry in general and for us specifically, we reduced exploration activity and continue to work only selected prospects we believe to have extraordinary merit during this period of low availability of exploration capital. In order to add a greater degree of certainty to our growth, exploration only represents one of three avenues of potential growth. The other two important components of our growth plans are exploitation of existing oil and gas fields and acquisition of producing properties with enhanced potential.

The exploration team currently concentrates on two primary geographical focus areas: the Yegua Trend of the Texas and Louisiana Gulf Coast and the Cotton Valley Trend of East Texas and Western Louisiana. Secondary areas are the South Midland Basin and select areas in the mid-continent. We have an inventory of many exploration Prospects and Prospect Leads, and we are reactivating exploratory drilling projects so that when, and if, industry drilling budgets are restored for exploration, we will have drilling projects available in which to offer participation to industry co-venturers. The primary geoscience technologies we use to evaluate prospects and prospect leads are 2-D and 3-D seismic surveys and the subsurface geological studies used to interpret the data gathered by these seismic surveys. Considerable computer resources and geophysical expertise are required to process and to interpret the 3-D survey and to transform it into a useable product. Consequently, our in-house technical capability is an important ingredient in our current and continuing ability to conduct comprehensive exploration programs and in exploitation of existing fields.

Venus leverages the expertise of its technical team by managing exploration joint ventures in which the Company's partners fund a portion of the overhead and pay drilling costs on a promoted basis in exchange for participation rights. As mentioned above, this reduces financial risk, while exposing the company to significant growth from the discovery of new reserves. Our management team has been highly successful in the past, and the company is actively pursuing this strategy under two active exploration joint ventures in the Bossier/Cotton Valley Trend of East Texas and in the Yegua or Cockfield Trend in Louisiana. The company recently formed one of these joint ventures with a major oil company. The terms of the joint venture provide for the Company to manage the exploration of a prospective area covering more than 100 square miles in East Texas. We acquired the right to utilize 3-D seismic data that had identified several prospects, and the major oil company retained the right to participate in drilling exploratory wells that our technical team proposes. Leasing is in progress, and we expect to drill the first exploratory well for this joint venture in 2001.

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

In November 1999, we successfully restimulated our #1 Westbury Farms well in the Constitution Field, Jefferson County, Texas. As a result of this successful restimulation, our proved reserves in the field increased by 2.9 Bcfe. We sucessfully completed a development well, the #1 Apache Gas Unit in the Westbury Middle Yegua Sand, which was encountered between 14,229 and 14,289 feet. After testing gas and condensate, the well was stimulated with a sand fracture treatment on September 28, 2000, and the well was generating sales on October 2, 2000. The initial production rate was 3.682 million cubic feet of gas per day
(MMCF) and 312 barrels of condensate per day, with 168 barrels of water per day flowing through 15/64 inch choke with 3,870 #psi flowing tubing pressure. The #1 Apache Gas Unit well was drilled to a total depth of 14,910 feet and encountered three zones which appeared to be productive of gas and condensate. Evaluations of the electric log in that well indicated that two primary objective zones in the Middle Yegua Formation at 14,229 feet and 13,912 feet are expected to be commercially productive. A deeper zone in the well at 14,545 feet was perforated and stimulated with a sand fracture treatment. This deeper zone tested gas and condensate, but because of mechanical problems, the zone was plugged off.

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

Based on these factors, we have signed a two well drilling contract with Grey Wolf, Inc. to commence the drilling of the third well in the Constitution Field on or about November 14, 2000, and a fourth well to follow the drilling of the third. This third well, the #1 Paggi, will be targeted for completion in multi-productive reservoirs in the Yegua formation. It offsets an existing well in which Venus owns no interest which was recompleted in June, 2000 at a rate of of 6.0 million cubic of gas per day and 1000 barrels of condensate per day.

On August 3, 2000, we started drilling the #1 Flinn well in the East White Point Field Area, San Patricio County, Texas. The well was drilled to a depth of 5,600' to develop bypassed Frio pay. The well is currently being tested. We acquired this field during the second quarter. We are the operator and currently own a 25% working interest.

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

Liquidity and Capital Resources

(a) Liquidity

   At September 30, 2000, we had a working capital deficit of $2,222,000 compared with a deficit of $923,000 at December 31, 1999, a decrease in working capital of $1,299,000. Of this decrease, $2,250,000 is due to classifying our bank debt as a current liability because the note matures in May 2001 which is less than twelve months from September 30, 2000. Our intention is, on or before maturity, to renew the credit facility or replace it with a new facility.

   Net cash provided by operating activities during the nine month period ended September 30, 2000, was $300,000, whereas $1,424,000 was used in operating activities for the same period in 1999. Net changes in operating assets and liabilities accounted for $511,000 of the cash flow provided by operating activities. During the nine-month period ended September 30, 2000, the Company realized a net loss of $858,000. This compares with a net loss of $1.5 million for the same period in 1999. The 2000 loss reflects a gain of $599,000 ($421,000 after including related early extinguishment of debt cost and reversal of imputed interest) from the sale of long-term assets as compared to a gain of $496,000 reflected in the 1999 loss.

     During the first nine months of 2000 the Company incurred capital expenditures of $1,163,000 and received proceeds from its equity investment in EXUS of $250,000 and proceeds from the sale of securities, property and equipment of $19.1 million. During the same period in 1999, the Company had capital expenditures of $468,000 and received proceeds from the sale of property and equipment of $2.6 million.

     For the nine month period ended September 30, 2000, $16.8 million was used in financing activities. This compares with $6.3 million provided by financing activities for the same period in 1999.

(b) Capital Resources

   The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for the last three months of 2000 are budgeted at approximately $1.0 million for projects that include the drilling and completion of 3 development wells, a 3-D seismic acquisition for an exploration project, and acreage acquisition. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs. In addition, depending on the level of success of the development wells and exploitation wells, the Company may drill additional wells during 2000.

On May 5, 2000, the Company entered into a loan agreement establishing a $15,000,000 revolving line of credit subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan. The interest rate is the bank's base rate plus 1%. The interest rate on September 30, 2000, was 10.5%.

The initial borrowing base was $2.45 million and it declined at the rate of $50,000 per month beginning June 1, 2000. At September 30, 2000, the borrowing base was $2.25 million. As of October 1, 2000, the lender determined the borrowing base to be $2.2 million, and it declines at the rate of $50,000 per month beginning November 1, 2000 until the next borrowing base redetermination on April 1, 2001. The Company may request interim redeterminations. Changes in the borrowing base are solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base.

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

Effective September 18, 2000, the Executive Committee of the Board of Directors approved a plan for the repurchase of up to 300,000 of the Company's shares of common stock. With the consent and approval of the Company's bank, the Company has the authority to purchase $100,000 worth of the Company's stock in open market transactions at prices related to the independent market for common stock, all in accordance with the terms and provisions of Rule 10b-18 ("Rule 10b-18") under the Securities and Exchange Act of 1934, as amended. Unless renewed by action of the Board of Directors, the repurchase plan shall terminate on the earlier of the purchase of the 300,000 shares or December 31, 2000.

(c) Results of Operations

   Revenues were higher during 2000 due to increased oil and natural gas prices. As shown below, oil volumes increased by 18.5% while natural gas volumes decreased by 4.8% during the nine month period ended September 30, and 3.7% and 17.9%, respectively, for the three month period. The period ended September 30, 1999, includes 15,800 mcf of natural gas production from properties that were sold during the first quarter of 1999. Excluding those volumes from the prior period results indicates a 2.0% increase in natural gas production in the current period as compared to the same period in 1999. The increase is mainly due to the successful restimulation of the #1 Westbury Farms (discussed above under "Overview") offset by normal depletion of existing production.


                                              2000                 1999
                                       ------------------   ------------------
                                         Sales   Average     Sales     Average
                                        Volume    Prices     Volume     Prices
                                       --------  --------   --------  --------
    Nine Months Ended Sept. 30,
      Gas (MCF)                         225,445  $   3.49    236,902  $   2.05
      Oil (BBLS)                         75,141  $  27.49     63,410  $  15.32

    Three Months Ended Sept. 30,
      Gas (MCF)                          63,967  $   4.57     77,908  $   2.56
      Oil (BBLS)                         23,824  $  29.99     22,981  $  19.25


   Average daily production of oil was 259 barrels for the three month period ended September 30, 2000, and 250 for the same period in 1999. Average daily production of natural gas was 695 mcf for the three month period ended September 30, 2000, and 847 mcf for the same period in 1999. There were no price hedges in place during the three months ended September 30, 1999. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 50% of estimated production for the twelve month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its new bank credit facility (discussed above under "Capital Resources"). The hedge term is June 2000 through May 2001. The oil hedge is a costless collar with a floor of $24.00 per barrel and a cap of $27.50 per barrel. If the average NYMEX price is less than $24.00 for any month, the Company receives the difference between $24.00 and the average NYMEX price for that particular month. If the average NYMEX price is greater than $27.50 for any month, the Company pays the difference between $27.50 and the average NYMEX price for that particular month. The natural gas hedge is a costless collar with a floor of $2.90 per mmbtu and a cap of $3.65 per mmbtu. If the indexed price of natural gas is less than $2.90 per mmbtu for any month, the Company receives the difference between $2.90 and the indexed price for that particular month. If the indexed price of natural gas is greater than $3.65 per mmbtu for any month, the Company pays the difference between $3.65 and the indexed price for that particular month. The reference price for natural gas is the Houston Ship Channel index for large packages as quoted by Inside Ferc.

   For the three month period ended September 30, 2000, the effect of the hedge would be to lower the average price by $1.95 per barrel for oil and $.46 per mcf for natural gas. As of September 30, 2000, the estimated fair value of our hedge positions was a net payable of approximately $289,000 based upon an estimate of what we would owe if the contracts were liquidated. (See Note 4 to the accompanying financial statements for additional information about the Company's hedging activities.)

Three Months Ended September 30, 2000 and 1999

   The Company reported a net loss of $333,000 for the quarter ended September 30, 2000, compared to a net loss of $795,000 in the same quarter in 1999. The 2000 loss reflects non-cash debt conversion expense of $61,000 related to the conversion of $300,000 of Subordinated Notes into our common stock. Oil and gas revenues increased by $287,000 and interest expense decreased by $276,000. Depreciation, depletion and amortization decreased by $4,000 and general and administrative expense decreased by $104,000. These improvements were partially offset by increases in production expense of $63,000 and exploration expense of $89,000.

   Oil and gas revenues increased by $287,000 as compared to the same period in 1999. Approximately 134% of this increase is due to the significant increase in product prices, and the balance is due to higher production in the case of oil and reduced production in the case of gas, during the current period. The reduction in production, in the case of gas, is due to the sales of certain wells and normal decline in production of the remaining properties.

   Production expense increased by $63,000 as compared to the same period in 1999. Approximately 65% of the increase is due to higher severance taxes as a result of increased prices. The balance of the increase is due to increased operating cost due to an increase in workover costs. Production expense averaged $1.74 per mcfe during the three month period ended September 30, 2000, compared to $1.38 per mcfe for the same period in 1999.

   Exploration expense increased by $89,000 due to increased exploration activity during the quarter as compared to the same quarter in the prior year.

   Depreciation, depletion and amortization decreased by $4,000 due to lower volumes. Depreciation, depletion and amortization averaged $0.72 per mcfe in 2000 as compared to $0.71 per mcfe for the same period in 1999.

   General and administrative expense decreased by $104,000 due to the reduction in the number of employees.

   Interest expense decreased by $276,000, from $331,000 in 1999 to $55,000 in 2000. The decrease is due to lower outstanding interest bearing balances. As discussed in Note 5 to the accompanying unaudited financial statements, most of the funds we received on the sale of the EXUS properties was used to repay debt. The average outstanding balance in 1999 was $11.9 million as compared to an average outstanding balance of $1 million in the current period.

Nine Months Ended September 30, 2000 and 1999

   The Company reported a net loss of $858,000 for the nine month period ended September 30, 2000, compared to a net loss of $1.5 million in the same period in 1999. The 2000 loss reflects debt conversion expense of $235,000 related to the conversion of $1,000,000 of Subordinated Notes into our common stock, of which $228,000 is a non-cash charge. Also included in the nine month period loss is a non-cash charge of $250,000 for early extinguishments of debt. Oil and gas revenues increased by $1,288,000, interest expense decreased by $446,000, and general and administrative expense decreased by $174,000 and higher gain on sale of assets of $103,000. These improvements were partially offset by increases in production expense of $363,000, exploration expense of $179,000 and depreciation, depletion and amortization of $71,000.

   Oil and gas revenues increased by $1,288,000 as compared to the same period in 1999. Approximately 126% of this increase is due to the significant increase in product prices, and the balance is due to higher production in the case of oil and reduced production in the case of gas during the current period. The reduction in production, in the case of gas, is due to the sales of certain wells and normal decline in production of the remaining properties.

   Production expense increased by $363,000 as compared to the same period in 1999. Approximately 43% of the increase is due to higher severance taxes as a result of increased prices The balance of the increase is due to higher volumes produced during the current period and an increase in workover costs (stimulations, adding perforations and recompletions), which has resulted in the increased production discussed above. Production expense averaged $1.58 per mcfe during the nine month period ended September 30, 2000, compared to $1.15 per mcfe for the same period in 1999. This increase is due to the higher workover cost and severance taxes discussed above. Although we plan further workover operations in the fourth quarter, we expect per unit costs to start declining.

   Exploration expense increased by $179,000. In the current period we recorded dry hole expense of $40,000 and approximately $131,000 in employee severance cost. Other exploration costs were lower during the nine month period as compared to the same period in the prior year.

   Depreciation, depletion and amortization increased by $71,000. Depreciation, depletion and amortization averaged $.73 per mcfe in 2000 as compared to $0.69 per mcfe for the same period in 1999.

   General and administrative expense decreased by $174,000 as a result of a reduction in office personnel during 1999. These reductions were partially offset by reinstatement of temporary salary reductions. As discussed in Note 8 in the accompanying unaudited financial statements, the temporary salary reductions were implemented effective March 1, 1999, and ended on March 31, 2000.

   Interest expense decreased by $446,000, from $551,000 in 1999 to $105,000 in 2000. Some of the decrease is due to the reversal of $72,000 in accrued imputed interest that did not have to be paid because of the prepayment of the related debt. In addition, as a result of the sale of the Company's interest in the EXUS properties discussed in Note 5 to the accompanying unaudited financial statements, our interest bearing debt was significantly lower during the nine month period ended September 30, 2000 as compared to the same period in 1999. The average outstanding balance in 1999 was $6.9 million as compared to an average outstanding balance of $1.6 million in the current period.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes standards of accounting and reporting for derivative instruments and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities in the statement of financial position and measures these instruments at fair value. This statement is effective for the Company's fiscal year beginning January 1, 2001. The Company is currently reviewing the effects this Statement will have on the financial statements in relation to the Company's hedging positions and expects that it's derivative positions will qualify for hedge accounting treatment.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and reference is made to the information contained there. On May 12, 2000 the Company entered into commodity hedge contracts for 125 barrels of oil per day (approximately 11,250 barrels per quarter) for 12 months and 500 mmbtu per day (approximately 45,000 mmbtu per quarter) for 12 months, which approximates at least 50% of estimated production from existing wells for the 12 month period June 2000 through May 2001. The hedging arrangements have the effect of locking in the effective prices the Company receives for the volumes hedged. For these volumes the Company's exposure to a significant decline in product prices is significantly reduced; however, they also limit the benefit the Company might have received if prices increased above the cap. For every $1 the NYMEX average for a month is above the $27.50 per barrel cap, the Company's net income would decrease by approximately $4,000 for the month. For every $0.10 per mmbtu the indexed price of natural gas is above $3.65 per mmbtu for a month, the Company's net income would decrease by approximately $2,000 for the month.


                           PART II - OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Under the terms of the Company's new bank loan agreement (see Note 7 to the accompanying unaudited financial statements), the Company is prohibited from paying cash interest to the Subordinated Noteholders during the term of the bank loan agreement.

     (b) During 1999, the Company issued $1,000,000 original principal amount of notes in a private placement. The notes are convertible into the Company's common stock and interest on the notes is payable, at the Company's election, in cash or shares of the Company's common stock. The Company issued an aggregate of 37,107 shares of common stock in payment of the interest due on the Notes due or accrued during 1999 (including 15,683 shares issued in January 2000 for interest due for the quarter ended December 31, 1999). These shares were issued in lieu of cash interest payments accrued of $44,471 through December 31, 1999. In 2000, the Company issued 43,257 shares of common stock for interest accrued through June 30, 2000. These shares were issued in lieu of cash interest payments accrued of $35,000. The shares were issued pursuant to Sections 3(a)(9) and 4(2) of the Securities Act o 1933.

     (c) On June 30, 2000, five of the six noteholders, of the notes referenced in (b) above, agreed to convert their original principal amount of their debt holdings of $700,000, into 799,997 shares of the Company's common stock pursuant to an offer by the Company to induce conversion. The Company offered the noteholders the opportunity, until June 30, 2000, to convert the Subordinated Notes at a conversion rate of $0.875 per share. The lower conversion price of $0.875 per share resulted in 191,303 additional shares being issued than would have been issued under the original conversion price of $1.15 per share. During the quarter ended June 30, 2000, the Company recorded $167,000 in non-cash debt conversion expense related to the fair value of the 191,303 additional shares issued. The Company also incurred $7,000 of legal cost related to the debt conversion.

     (d) During the quarter ended September 30, 2000, the Company extended the inducement to convert option, on the notes referenced in (b) and (c) above, to August 31, 2000. On August 22, 2000, the remaining noteholder elected to convert his debt holdings of $300,000, into 342,857 shares of the Company's common stock, which included 81,987 additional shares due to the reduced conversion price. The Company recorded $61,491 in non-cash debt conversion expense related to the fair value of the 81,987 additional shares issued.

     (e) The Company had 1,044,706 warrants outstanding for the purchase of its common stock at an average purchase price of $3.00 per share. These warrants were due to expire on October 23, 2000. The Company's Board of Directors deemed that it was in the best interest of the Company to extend the term of the warrants to January 23, 2001 and took the action to extend the term of said warrants to the January 23, 2001 date.


Item 5. OTHER INFORMATION

         Patrick A. Garcia became the Company's Treasurer and Chief Financial Officer on May 21, 1997. As disclosed in Form 14A, filed on November 6, 2000, Mr. Garcia resigned effective August 16, 2000.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.1 First Amendment to the Loan Agreement Dated May 5, 2000 By and Among Venus Exploration, Inc. and Bank One, Texas, N.A.

        27.1     Financial Data Schedule

        99.1     Audit Committee Charter





                                   SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             VENUS EXPLORATION, INC.




         Dated November 14, 2000      BY:  /s/ JOHN Y. AMES
                                           -----------------------------------
                                           John Y. Ames
                                           (Chief Operating Officer)







         Dated November 14, 2000      BY:  /s/ TERRY F. HARDEMAN
                                           -----------------------------------
                                           (Principal Accounting Officer &
                                           Secretary)

                                INDEX OF EXHIBIT




EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
10.1     First Amendment to the Loan Agreement Dated May 5, 2000 By and Among
         Venus Exploration, Inc. and Bank One, Texas, N.A.

27.1     Financial Data Schedule

99.1     Venus Exploration, Inc.  Audit Committee Charter