Form 10-Q
period 2001-03-31
VENUS EXPLORATION INC
filed 2001-05-18
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                ----------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------     --------------

                        Commission file number 0-14334
                                               ----------

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

Yes  X   No
    ----    ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding at May 12, 2001
                   -----                  ---------------------------
         Common Stock $.01 par value            12,366,165 shares

                     VENUS EXPLORATION, INC. AND SUBSIDIARY



                                      INDEX


                                                                                                    PAGE
                                                                                                    ----

         PART I.  - FINANCIAL INFORMATION                                                             3

         Item 1.    Financial Statements (Unaudited)                                                  3

                           (a) Consolidated Balance Sheets as of                                      3
                                March 31, 2001 and December 31, 2000

                           (b) Consolidated Statements of Operations for                              4
                                the three-month periods ended March 31,
                                2001 and 2000

                           (c) Consolidated Statements of Cash Flows                                  5
                                for the three-month periods ended
                                March 31, 2001 and 2000

                           (e) Notes to Consolidated Financial Statements                             6

         Item 2.    Management's Discussion and Analysis of Financial                                10
                        Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About                                   13
                        Market Risk

         PART II. - OTHER INFORMATION

         Item 3.    Defaults Upon Senior Securities                                                  13

         Item 5.    Other Information                                                                14

         Item 6.    Exhibits and Reports on Form 8-K                                                 14

         Signatures                                                                                  15

         Exhibit Index                                                                               16

                         PART I - FINANCIAL INFORMATION


ITEM 1     FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                                 March 31,
                                                                                   2001               December 31,
                                                                                (Unaudited)               2000
                                                                                -----------           ------------
                                                                                        (in thousands)

ASSETS
     Current assets:
         Cash and equivalents                                                     $  1,652             $  1,086
         Trade accounts receivable                                                     937                1,034
         Prepaid expenses and other                                                     52                   74
                                                                                  --------             --------
                     Total current assets                                            2,641                2,194
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                    5,565                4,783
     Other property and equipment, net                                                  76                   93
     Deferred financing costs, at cost less accumulated amortization                     7                   31
     Other assets, at cost less accumulated amortization                                24                   16
                                                                                  --------             --------
                                                                                  $  8,313             $  7,117
                                                                                  ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                                   $  5,040             $  3,435
         Other liabilities                                                             285                  464
         Current notes payable                                                       1,130                1,130
                                                                                  --------             --------
                     Total current liabilities                                       6,455                5,029

     Other long-term liabilities                                                        12                   13
                                                                                  --------             --------
                     Total liabilities                                               6,467                5,042
     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding
         Common stock; par value of $.01; 50,000,000 shares
              authorized; 12,370,076 and 12,341,065 shares issued,
              and 12,343,196 and 12,314,185 shares outstanding in 2001
              and 2000, respectively                                                   124                  123
         Additional paid-in capital                                                 18,746               18,721
         Accumulated deficit                                                       (16,849)             (16,710)
         Less cost of treasury stock (26,880 shares)                                   (40)                 (40)
         Accumulated other comprehensive loss -- unrealized loss on
              derivative instruments                                                  (135)                --
         Unearned compensation                                                        --                    (19)
                                                                                  --------             --------
                     Total shareholders' equity                                      1,846                2,075
     Commitments and contingencies
                                                                                  --------             --------
                                                                                  $  8,313             $  7,117
                                                                                  ========             ========



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                      Three Months Ended March 31,
                                                                  (in thousands except per share data)
                                                                  ------------------------------------
                                                                       2001                 2000
                                                                  --------------        --------------

 Oil and gas revenues                                                $    944             $    934
                                                                     --------             --------
 Costs of operations:
     Production expense                                                   359                  331
     Exploration expenses, including dry holes                            139                  289
     Depreciation, depletion and amortization                             174                  178
     General and administrative                                           490                  517
                                                                     --------             --------
              Total expenses                                            1,162                1,315
                                                                     --------             --------
              Operating loss                                             (218)                (381)
                                                                     --------             --------
 Other income (expense):
     Interest expense                                                     (54)                  (1)
     Gain on sale of assets                                              --                    620
     Interest and other income                                            134                    7
                                                                     --------             --------
                                                                           80                  626
                                                                     --------             --------
 Income (loss) before income taxes and extraordinary item                (138)                 245
 Income tax expense                                                      --                   --
                                                                     --------             --------
 Income (loss) before extraordinary item                                 (138)                 245
 Extraordinary loss on early extinguishment of debt                      --                    250
                                                                     --------             --------
              Net income (loss)                                      $   (138)            $     (5)
                                                                     ========             ========

 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                       $   (.01)            $   0.02
     Extraordinary loss on early extinguishment of debt                                      (0.02)
                                                                     --------             --------
     Earnings (loss)                                                 $   (.01)            $   --
                                                                     ========             ========

Common shares and equivalents outstanding:
     Basic                                                             12,341               11,084
                                                                     ========             ========
     Diluted                                                           12,341               11,975
                                                                     ========             ========


See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Three Months Ended March 31
                                                                                       (in thousands)
                                                                               -------------------------------
                                                                                 2001                 2000
                                                                               --------             --------

Operating Activities:
    Net earnings (loss)                                                        $   (138)            $     (5)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas
                 properties                                                         174                  178
          Other depreciation and amortization                                       243                   24
          Dry hole costs                                                           --                     52
          Gain on sale of property and equipment                                   --                   (421)
          Gain on sale of securities                                               --                   (199)
          Extraordinary loss on early extinguishment of debt                       --                    250
          Compensation expense for stock and stock options                           44                   58
          Interest expense paid with common stock                                  --                     18
          Deferred interest expense on EXCO note                                   --                    (72)
          Changes in operating assets and liabilities:
              Trade accounts receivable                                              97                  464
              Prepaid expenses and other                                             13                   28
              Trade accounts payable                                              1,605                  393
              Other liabilities                                                    (513)                (389)
                                                                               --------             --------
                    Net cash provided by operating activities                     1,525                  379
                                                                               --------             --------
Investing Activities:
    Capital expenditures                                                           (957)                 (94)
    Distributions from EXUS                                                        --                    250
    Proceeds from sale of securities                                               --                    254
    Proceeds from sales of property and equipment                                  --                 18,475
                                                                               --------             --------
                    Net cash (used in) provided by investing
                          activities                                               (957)              18,885
                                                                               --------             --------
Financing Activities:
    Principal payments on long-term debt and notes payable                           (1)             (17,921)
    Deferred financing costs                                                         (1)                  (5)
    Prepayment penalty on early extinguishment of debt                             --                   (250)
                                                                               --------             --------
                    Net cash used in financing activities                            (2)             (18,176)
                                                                               --------             --------
    Increase  in cash and equivalents                                               566                1,088
    Cash and equivalents, beginning of period                                     1,086                  236
                                                                               --------             --------
    Cash and equivalents, end of period                                        $  1,652             $  1,324
                                                                               ========             ========



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   Three Months Ended March 31, 2001 and 2000

1.  Organization

Venus Exploration, Inc. (the "Company") is a Delaware corporation primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties and production in eight states.

2.  Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements presented should be read in connection with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000.

The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

For a description of the accounting policies followed by the Company, refer to note 4 below and to the notes to the 2000 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

4.  New Accounting Pronouncement

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001, which consist of commodity collar agreements covering at least fifty percent (50%) of its monthly oil and gas production. Future changes in the fair value of those derivatives will be recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $334,000 which will be recognized as a reduction of oil and gas revenues over the remaining five month term of the commodity collar agreements. As of March 31, 2001, the fair value of the commodity collar agreements was a liability of $51,000. During the first quarter of 2001, the Company recognized a reduction of oil and gas revenues of $199,000 relating to the transition adjustment and recorded other income of $115,000 related to the change in the fair value of the commodity collar agreements.

5.  Investment in EXUS Energy, LLC

In the first quarter of 2000, the Company received the distribution from the sale of the EXUS properties and used $7.1 million of the net proceeds to repay the Company's share of the EXUS Energy bank debt under the NationsBank credit facility, $7 million to repay the convertible note to EXCO Resources, $250,000 to satisfy a prepayment penalty under the EXCO convertible note, and $3.7 million to reduce the Company's bank debt. The balance of the Company's bank debt, $152,000, was paid on March 30, 2000.

6.  Earnings (loss) Per Share

Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

Income (loss) per share for the three month periods ended March 31, 2001 and 2000 are calculated based on 12,340,617 and 11,084,440 weighted average shares outstanding, respectively. In the first quarter of 2001 the Company reported a net loss; therefore, diluted earnings per share is not presented. For the three months ended March 31, 2000, basic and diluted earnings per share were calculated as follows.

                                                                                                Three Months
                                                                                               Ended March 31,
                                                                                                  2000 (in
                                                                                                  thousands
                                                                                                 except for
                                                                                               per share data)
                                                                                               ---------------

Basic earnings per share:
     Income before extraordinary item (numerator)                                                 $    245
     Weighted average common shares outstanding (denominator)                                       11,084
                                                                                                  --------
     Earnings per share                                                                           $   0.02
                                                                                                  ========

     Income (loss) (numerator)                                                                    $     (5)
     Weighted average common shares outstanding (denominator)                                       11,084
                                                                                                  --------
     Earnings per share                                                                           $   --
                                                                                                  ========

Diluted earnings per share:
     Income before extraordinary item (numerator)                                                 $    245
     Interest paid to convertible note holders                                                          17
                                                                                                  --------
     Income before extraordinary item plus assumed conversions (numerator)                        $    262
     Weighted average common shares outstanding (denominator)                                       11,975
                                                                                                  --------
     Earnings per share                                                                           $   0.02
                                                                                                  ========

     Income (loss) (numerator)                                                                    $     (5)
     Interest paid to convertible note holders                                                          17
                                                                                                  --------
     Income plus assumed conversions (numerator)                                                  $     12
     Weighted average common shares outstanding (denominator)                                       11,975
                                                                                                  --------
     Earnings per share                                                                           $   --
                                                                                                  ========

     Weighted average common shares outstanding                                                     11,084
     Effect of dilutive securities:
               Conversion of convertible subordinated notes                                            870
               Assumed exercise of dilutive stock options and warrants                                  36
               Less common shares issued to pay interest                                               (15)
                                                                                                  --------
     Weighted average common shares outstanding plus assumed conversions (denominator)              11,975
                                                                                                  ========

7.  Comprehensive Income

     The following are the components of comprehensive income (loss):

                                                                                 Three Months Ended March 31,
                                                                                        (in thousands)
                                                                                    2001              2000
                                                                                   ------             -----

Net loss                                                                           $ (138)            $  (5)
Unrealized loss on derivative instruments:
    Initial loss upon adoption of SFAS No. 133                                       (334)             --
    Reclassification adjustment for loss recognized as reduction of oil
      and gas income                                                                  199              --
Unrealized gains on securities:
    Reclassification adjustment for gain included in net loss                        --                 (69)
                                                                                   ------             -----
                                                                                   $ (273)            $ (74)
                                                                                   ======             =====

8.  Notes Payable

Notes payable consists of the following at March 31, 2001 and December 31, 2000:

                             March 31, 2001        December 31, 2000
                             --------------        -----------------

    Revolving credit            $ 1,130,000            $ 1,130,000
                                -----------            -----------

                                $ 1,130,000            $ 1,130,000
                                ===========            ===========


Current Credit Facility

On May 5, 2000, the Company entered into a loan agreement with a new lender establishing a $15,000,000 revolving line of credit subject to a borrowing base that was redetermined by the lender every six months (April 1 and October 1) based on oil and gas reserves, which are used as security for the loan. The interest rate was the lender's base rate plus 1%. The interest rate on December 31, 2000, was 10.5%. At December 31, 2000, the entire balance of the revolving credit facility was classified as a current liability because the agreement had a termination date of May 8, 2001, which was within twelve months of the balance sheet date. Although the Company intends to refinance the outstanding balance, at this point it does not yet have a commitment from a lender for such refinancing. In order to provide the Company with additional time to refinance the existing indebtedness of $1,130,000, the lender has agreed to forbear exercising its remedies under the Loan Agreement and the corresponding security documents. That forbearance extends through July 9, 2001, on the condition that the Company has obtained a commitment from another lender by June 15, 2001, to refinance the current indebtedness. Pursuant to this forbearance agreement and amendment, the interest rate has been increased and is now determined as follows: (i) the lender's base rate plus 3% from May 9, 2001 through June 8, 2001, (ii) the lender's base rate plus 4% from June 9, 2001 through July 9, 2001 and (iii) the lender's base rate plus 6% after July 9, 2001.

The initial borrowing base was $2.45 million, and it declined at the rate of $50,000 per month beginning June 1, 2000. At September 30, 2000, the borrowing base was $2.25 million. On October 1, 2000, the lender redetermined the borrowing base to be $2.2 million, and it declined at the rate of $50,000 per month beginning November 1, 2000 and continued to decline at that rate until the next borrowing base redetermination on April 1, 2001, at which time, the lender determined the borrowing base to be $1,130,000. Changes in the borrowing base were solely at the discretion of the lender based on the lender's then current engineering standards and are subject to the lender's credit approval process. Mandatory prepayment is required to the extent outstanding amounts under the credit facility exceed the borrowing base. As of April 2, 2001, there was no additional availability under the credit facility.

At March 31, 2001, the Company was in default under its financial covenants; however, the lender has agreed to forbear pursuit of its remedies in connection with each covenant default until July 9, 2001, as described above.

The Company believes that it will be able to refinance its credit facility at levels that are sufficient to fund the Company's business plan for 2001. However, future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with credit facility debt covenants. In the event the current credit facility is not refinanced, the Company believes that it will be successful in obtaining alternative sources of debt or equity financing.

9.  Accounting for Income Taxes

No provision for income taxes has been recorded for the period ended March 31, 2001 and March 31, 2000 due to the losses recorded for these periods.

10. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2001, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the our financial condition or results of operations.

11. Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital deficit of $ 3,814,000 compared with working capital deficit of $2,835,000 December 31, 2000, a decrease in working capital of $979,000. Working capital at quarter-end 2001 and year-end 2000 reflects classifying notes payable of $1,130,000 as current.

Although the Company believes that it will be able to obtain a new credit facility and to refinance the matured debt held by the Company's current lender and that a new credit facility will be sufficient to fund its business plan for 2001, future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with future credit facility debt covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

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

The Company's strategy consists of:

    o Exploration for oil and natural gas reserves in geographic areas where we have expertise

    o    Exploitation and development drilling in existing oil and gas fields

    o    Strategic acquisitions of producing properties with upside potential

EXPLORATION -- The Company conducts exploration programs for new oil and gas reserves and undiscovered fields in geological trends that are considered to contain an undiscovered resource base of oil and natural gas. The Company uses advanced geoscience technology to conduct these programs. The exploration team currently concentrates on two primary geographical focus areas: the Yegua Trend of the Texas and Louisiana Gulf Coast and the Cotton Valley Trend of East Texas and Western Louisiana. Secondary areas are the South Midland Basin and select areas in the mid-continent. The Company has an inventory of many exploration Prospects and Prospect Leads, and the Company is reactivating exploratory drilling projects so that the Company will have drilling projects available in which to offer participation to industry co-venturers.

EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS -- On December 20, 2000, the Company spudded the Paggi #1, which was completed in February 2001. The initial production rate was 3.700 million cubic feet of gas per day (MMCF) and 475 barrels of condensate per day flowing through 22/64 inch choke with 1,986 #psi flowing tubing pressure. On February 26, 2001, the Company commenced drilling the fourth well in this field, the Kolander #1, and it is targeted for completion in multiple productive reservoirs. The well is in the process of being completed. During 2001, the Company plans on drilling three more wells in this field, with four wells targeted to be drilled in 2002.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES OF SELECTED PROPERTIES -- The Company continues to seek strategic producing property acquisitions that offer near-term production enhancement potential and longer-term development drilling potential.

Liquidity and Capital Resources

(a) Liquidity

At March 31, 2001, the Company had a working capital deficit of $3,814,000 compared with a deficit of $2,835,000 at December 31, 2000, a decrease in working capital of $979,000.

Net cash provided by operating activities during the three months ended March 31, 2001, was $1,525,000, whereas $379,000 was provided by operating activities for the same three-month period in 2000. Net changes in operating assets and liabilities accounted for $1,202,000 of the cash flow provided by operating activities. During the first three months of 2001, the Company realized a net loss of $138,000. This compares with a net loss of $5,000 for the first three months of 2000. The 2000 loss reflects a gain of $620,000 ($442,000 after including related early extinguishment of debt cost and reversal of imputed interest) from the sale of long-term assets.

During the first three months of 2001 the Company incurred capital expenditures on oil and gas properties of $957,000. During the same period in 2000, the Company had capital expenditures of $94,000 and received proceeds from the sale of property and equipment of $250,000.

For the three months ended March 31, 2001, $2,000 was used in financing activities. This compares with $18.2 million used in financing activities for the same period in 2000.

(b) Capital Resources

The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for 2001 are budgeted at approximately $6.2 million for projects that include drilling and completion of 5 development wells, drilling of 3 exploratory wells, 3-D seismic acquisition for an exploration project, and acreage acquisition. The Company's share of the 3 exploration wells and the 3-D seismic acquisition is estimated to be $250,000. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs. In addition, depending on the level of success of the development wells and exploitation wells, the Company may drill additional wells during 2001 at an estimated cost of $0.8 million.

On May 5, 2000, the Company entered into a loan agreement establishing a $15,000,000 revolving line of credit subject to a borrowing base determined every six months (April 1 and October 1) by the bank based on the Company's oil and gas reserves which are used as security for the loan.

The facility contains financial and other usual and standard covenants such as: debt and lien restrictions, dividend and distribution prohibitions, and financial statement reporting requirements. At March 31, 2001 the Company was in default under its financial covenants; however, the lender has agreed to forbear pursuit of its remedies in connection with each covenant default until July 9, 2001, as in the paragraph below.

The Company's current credit facility expired on May 8, 2001. The Company intends to refinance the outstanding balance under its credit facility. At this point it does not yet have a commitment from a lender for such refinancing. In order to provide the Company with additional time to refinance the existing indebtedness of $1,130,000, the lender has agreed to forbear exercising its remedies under the Loan Agreement and the corresponding security documents. That forbearance extends through July 9, 2001, on the condition that the Company has obtained a commitment from another lender by June 15, 2001, to refinance the current indebtedness. Pursuant to this forbearance agreement and amendment, the interest rate has been increased and is now determined as follows: (i) the lender's base rate plus 3% from May 9, 2001 through June 8, 2001, (ii) the lender's base rate plus 4% from June 9, 2001 through July 9, 2001 and (iii) the lender's base rate plus 6% after July 9, 2001.

(c) Results of Operations

Revenues were higher during 2001 due to increased oil and natural gas prices despite decreased equivalent unit volumes. As shown below, oil volumes decreased by 28%, and natural gas volumes decreased by 9%.

                                                         Three Months Ended March 31,
                                         ------------------------------------------------------------
                                                    2001                                2000
                                         -------------------------        ---------------------------
                                           Sales          Average           Sales            Average
                                           Volume          Prices           Volume            Prices
                                         ---------       ---------        ---------         ---------
       Gas (MCF)                           77,374        $   7.88           84,936          $   2.71
       Oil (BBLS)                          19,295        $  27.61           26,922          $  26.16

Average daily production of oil was 214 barrels for the three month period ended March 31, 2001, and 296 for the same period in 2000. Average daily production of natural gas was 860 mcf for the three month period ended March 31, 2001, and 933 for the same period in 2000. There were no price hedges in place during the three months ended March 31, 2000. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 MMBtu per day for twelve months. The hedged volumes represent approximately 58% of oil production and 58% of natural gas production during the quarter ended March 31, 2001. The Company entered into the hedge contracts to comply with the terms of its bank credit facility which requires that the Company hedge at least 50% of its estimated production. The hedge term is June 2000 through May 2001. The oil hedge is a costless collar with a floor of $24.00 per barrel and a cap of $27.50 per barrel. If the average NYMEX price is less than $24.00 for any month, the Company receives the difference between $24.00 and the average NYMEX price for that particular month. If the average NYMEX price is greater than $27.50 for any month, the Company pays the difference between $27.50 and the average NYMEX price for that particular month. The natural gas hedge is a costless collar with a floor of $2.90 per MMBtu and a cap of $3.65 per MMBtu. If the indexed price of natural gas is less than $2.90 per MMBtu for any month, the Company receives the difference between $2.90 and the indexed price for that particular month. If the indexed price of natural gas is greater than $3.65 per MMBtu for any month, the Company pays the difference between $3.65 and the indexed price for that particular month. The reference price for natural gas is the Houston Ship Channel index for large packages as quoted by Inside Ferc.

Three Months Ended March 31, 2001 and 2000

The Company reported a net loss of $138,000 for the quarter ended March 31, 2001, compared to a net loss of $5,000 in the same quarter in 2000. The 2000 loss reflects a gain on the sale of assets of $620,000 as compared to no such gain on the sale of assets in the same period in 2001. The increase in the loss is in spite of an increase in oil and gas revenues of $10,000 and decreases in general and administrative expense of $27,000, exploration expense of $150,000 and depreciation, depletion and amortization ($4,000). These were offset by increases in production expense ($28,000), and interest expense of ($53,000). Interest and other income also increased $127,000 primarily because of the recognition of income caused by adjusting the derivative liability account to fair value as of March 31, 2001, pursuant to SFAS No. 133.

Oil and gas revenues increased by $10,000 as compared to the same period in 2000. All of this increase is due to the significant increase in product prices, because production decreased during the current period.

Production expense increased by $28,000 as compared to the same period in 2000. Approximately 89% of the increase is due to higher severance taxes as a result of increased prices and a higher average severance tax rate. The balance of the increase is due to a decrease in workover costs and an increase in cost per Mcfe. Production expense averaged $1.86 per Mcfe during the three month period ended March 31, 2001, compared to $1.34 per Mcfe for the same period in 2000.

Exploration expense decreased by a net of $150,000. In 2000 the Company recorded dry hole cost of $54,000 related to an exploratory dry hole and approximately $131,000 in employee severance cost. These were offset by reduced exploration activity during the three month period ended March 31, 2001.

Depreciation, depletion and amortization (DDA) decreased by net $4,000. The DDA rate was $0.90 per Mcfe for the three months ended March 31, 2001, compared to $0.72 per Mcfe for the same period in 2000. The increased rate per Mcfe accounted for approximately $35,000 increase and the decrease in volume accounted for approximately $39,000 decrease.

General and administrative expense decreased by $27,000 as a result of a reduction in office personnel during 2000.

Interest expense increased by $53,000, from $1,000 in 2000 to $54,000 in 2001. Most of the increase is due to the reversal of $72,000 in accrued imputed interest that did not have to be paid because of the prepayment of the related debt. The average outstanding balance in 2000 was $2.1 million as compared to an average outstanding balance of $1.1 million in the current period.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the Company's ability to procure a replacement credit facility, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. Also see "FORWARD-LOOKING STATEMENTS" under "Item 1. BUSINESS" of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

 Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and reference is made to the information contained there. On May 12, 2000 the Company entered into commodity hedge contracts for 125 barrels of oil per day (approximately 11,250 barrels per quarter) for 12 months and 500 MMBtu per day (approximately 45,000 MMBtu per quarter) for 12 months, which is approximately at least 50% of estimated production from existing wells for the 12 month period June 2000 through May 2001, and it represents approximately 46% of production for the three month period ended March 31, 2000. The hedging arrangements have the effect of locking in the effective prices the Company receives for the volumes hedged. For these volumes the Company's exposure to a significant decline in product prices is significantly reduced; however, they also limit the benefit the Company might have received if prices increased above the cap. For every $1 the NYMEX average for a month is above the $27.50 per barrel cap, the Company's net income would decrease by approximately $4,000 for the month. For every $0.10 per MMBtu the indexed price of natural gas is above $3.65 per MMBtu for a month, Company's net income would decrease by approximately $2,000 for the month.


                           PART II - OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Company's revolving credit facility, payment of the entire outstanding principal balance of $1,130,000, together with any accrued and unpaid interest, was due to the Company's lender on or before May 8, 2001. To date, the Company has not made such payment to its lender and, accordingly, the Company is presently in default in the payment of such indebtedness. The Company is also in default of certain financial covenants contained in the revolving credit facility.

The Company intends to refinance the outstanding balance of the revolving credit facility and is actively seeking a commitment from a lender for such refinancing. In order to provide the Company with additional time to refinance the existing indebtedness, the lender and the Company have entered into a forbearance agreement and amendment to the revolving credit facility pursuant to which the lender has agreed to forbear from exercising its remedies thereunder until June 15, 2001, which date will be further extended to July 9, 2001 if prior to June 15 the Company can obtain a commitment from another creditworthy lender to advance the entire amount due to the present lender on or before July 9, 2001. Pursuant to this forbearance agreement and amendment, the interest rate has been increased and is now determined as follows: (i) the lender's base rate plus 3% from May 9, 2001 through June 8, 2001, (ii) the lender's base rate plus 4% from June 9, 2001 through July 9, 2001 and (iii) the lender's base rate plus 6% after July 9, 2001. The lender has also charged the Company a 1% forbearance fee of $11,300, which amount shall be terminated and forgiven by the lender if the Company's obligations to lender are paid in full on or before July 9, 2001.

ITEM 5.    OTHER INFORMATION

On April 20, 2001, Nasdaq sent the Company a letter stating that its minimum bid price had not been at least $1.00 over the preceding 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). Failure to comply with this rule constitutes grounds for delisting; however, the rule provides an automatic 90 day period for the Company's bid price to exceed $1.00 for at least 10 consecutive trading days, at which time, Nasdaq's staff would determine if we were in compliance with the rule. The rule also sets out an appellate process which includes a hearing. The Company intends to request a hearing in order to appeal the matter.

Effective September 18, 2000, the Executive Committee of the Board of Directors approved a plan for the repurchase of up to 300,000 of the Company's shares of common stock. With the consent and approval of the Company's bank, the Company had the authority to purchase $100,000 worth of the Company's stock in open market transactions at prices related to the independent market for common stock, all in accordance with the terms and provisions of Rule 10b-18 ("Rule 10b-18") under the Securities and Exchange Act of 1934, as amended. As originally adopted, the repurchase plan shall terminate on the earlier of the purchase of the 300,000 shares or December 31, 2000. On January 18, 2001, the Executive Committee of the Board of Directors reapproved the plan such that the plan would terminate on the earlier of the purchase of 300,000 shares or June 15, 2001 subject to the approval of the Company's lender. The Company's lender approved the plan in part, limiting our aggregate purchases of stock to $100,000. Further, the lender's approval of the plan terminated on May 5, 2001. There were no stock repurchases in the first quarter of 2001 or since.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VENUS EXPLORATION, INC.


         Dated:  May 18, 2001            BY:  /s/ E. L. AMES, JR.
                                            --------------------------------
                                         E. L. Ames, Jr.
                                         (Chief Executive Officer)





         Dated:  May 18, 2001            BY:  /s/ P. MARK STARK
                                            --------------------------------
                                         P. Mark Stark
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX




Exhibit No.                                    Description
-----------                                    -----------

None.