Form 10-K405/A
period 2000-12-31
VENUS EXPLORATION INC
filed 2001-08-14
CIK 312037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)


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

              1250 N.E. LOOP 410, SUITE 810, SAN ANTONIO, TX 78209
               (Address of principal executive offices) (zip code)

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

                                 AMENDMENT NO. 1


Venus Exploration, Inc. (the "Company") hereby amends its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 12, 2001, for the purpose of amending and restating Item 14 and the Index to Exhibits to include references to two agreements omitted in the initial filing of the Company's Annual Report on Form 10-K, namely Exhibits 10.18 and 10.19.


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

*3.2 Bylaws of Venus Exploration, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

*4.1 Warrant to purchase Common Stock issued to Martin A. Bell (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

*4.2 Form of Registration Rights Agreement between Venus Exploration, Inc. and various holders of 7% Convertible Subordinated Notes (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999)

*+4.3 Form of Salary Reduction Stock Option Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999)

*+10.1 Registrant's 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company Registration Statement on Form S-4 (File No. 33-1903) declared effective January 8,
               1986)

*+10.2 Registrant's 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

**+10.3        1997 Incentive Plan, as amended and restated (filed herewith)

*10.4 Letter Agreement dated February 4, 1999, between Venus Exploration, Inc., and Petroleum Development Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 26, 1999)

*10.5 Amendment to Letter Agreement dated February 11, 1999, between Venus Exploration, Inc., and Petroleum Development Corporation (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed February 26, 1999)

*+10.6 Executive Employment Agreement dated July 1, 1999, for E.L. Ames, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
               1999)

*10.7 Registration Rights Agreement dated November 30, 1998 between Venus Exploration, Inc. and Stratum Group, L.P. (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 (File No. 333-73457) filed March 5, 1999)

*10.8 Purchase and Sale Agreement between Apache Corporation as seller, and Venus Exploration, Inc., buyer, dated May 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 15, 1999)

*10.9 Credit Agreement among EXUS Energy, LLC, as borrower, NationsBank, N.A., as administrative agent, and financial institutions listed on Schedule I, dated June 30, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 15, 1999)

*10.10 Limited Liability Company Agreement of EXUS Energy, LLC, dated June 30, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 5, 1999)

*10.11 Convertible Promissory Note made by Venus Exploration, Inc. in favor of EXCO Resources, Inc., dated June 30, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 15, 1999)

*10.12 Pledge Agreement made by Venus Exploration, Inc. for the benefit of EXCO Resources, Inc., dated June 30, 1999 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed July 15, 1999)

*10.13 Registration Rights Agreement between EXCO Resources, Inc. and Venus Exploration, Inc., dated June 30, 1999 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed July 15, 1999)

*10.14 Agreement Among Members between EXCO Resources Inc., dated June 30, 1999 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed July 15, 1999)

*10.15 Purchase and Sale Agreement between Venus Exploration, Inc. as seller, and Anadarko Petroleum Corporation, as buyer, dated December 17, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 18, 2000)

*10.16 Amendment to Purchase and Sale Agreement dated December 17, 1999, between Venus Exploration, Inc. as seller, and Anadarko Petroleum Corporation., buyer, dated December 31, 1999 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

**+10.17 Consulting Agreement effective October 30, 2000, between Venus Exploration, Inc. and P. Mark Stark (filed herewith)

*10.18 Loan Agreement dated May 5, 2000, between Venus Exploration, Inc., and Bank One, Texas, N.A. (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000)

*10.19 First Amendment to the Loan Agreement Dated May 5, 2000 By and Among Venus Exploration, Inc. and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30,
               2000)

*21.1 List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

**23.1 Consent of KPMG LLP regarding incorporation by reference (filed herewith)

**23.2 Consent of Ryder Scott Company regarding incorporation by reference (filed herewith)


----------
* Incorporated herein by reference.

** Previously filed with the initial filing of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

+ Management contract or compensatory plan or arrangement.

(b)            Reports on Form 8-K.

               None.

(c)            Exhibits.

               See the list of exhibits filed as part of this Form 10-K listed under sub-item (a) 3 above.

(d) No financial statement schedules are required to be filed herewith. See sub-item (a) 2 above.

                                 SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Antonio, Texas, on the 13 day of August, 2001.


                                           VENUS EXPLORATION, INC.

                                           By: /s/ JOHN Y. AMES
                                              ---------------------------------
                                              John Y. Ames
                                              President
                                              and Chief Operating Officer

                                INDEX TO EXHIBITS

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

**+10.3        1997 Incentive Plan, as amended and restated (filed herewith)

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

**+10.17       Consulting Agreement effective October 30, 2000, between Venus
               Exploration, Inc. and P. Mark Stark (filed herewith)

*10.18         Loan Agreement dated May 5, 2000, between Venus Exploration,
               Inc., and Bank One, Texas, N.A. (incorporated by reference to
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000)

*10.19         First Amendment to the Loan Agreement Dated May 5, 2000 By and
               Among Venus Exploration, Inc. and Bank One, Texas, N.A.
               (incorporated by reference to Exhibit 10.1 to the Company's
               Quarterly Report on Form 10-Q for the period ended September 30,
               2000)

*21.1 List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended
               December 31, 1997)

**23.1 Consent of KPMG LLP regarding incorporation by reference (filed herewith)

**23.2 Consent of Ryder Scott Company regarding incorporation by reference (filed herewith)



----------

* Incorporated herein by reference.

** Previously filed with the initial filing of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.

+ Management contract or compensatory plan or arrangement.