Form 10-Q
period 2001-06-30
VENUS EXPLORATION INC
filed 2001-08-14
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                                -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____________to ___________

                         Commission file number 0-14334
                                               --------


                             Venus Exploration, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                        13-3299127
-------------------------------                        ------------------
(State or other jurisdiction of                         I.R.S. Employer
incorporation or organization)                         Identification No.



   1250 N.E. Loop 410, Suite 810, San Antonio, Texas           78209
   -------------------------------------------------        ----------
   (Address of principal executive offices)                 (Zip Code)

                                 (210) 930-4900
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                        Outstanding at August 6, 2001
          ----------------------------           -----------------------------
          Common Stock $0.01 par value                     12,387,387

                     VENUS EXPLORATION, INC. AND SUBSIDIARY



                                      INDEX


                                                                                                      PAGE
                                                                                                      ----
         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                           (a) Consolidated Balance Sheets as of
                                June 30, 2001 and December 31, 2000                                      3

                           (b) Consolidated Statements of Operations for
                                the three-month periods ended June 30,
                                2001 and 2000                                                            4

                           (c) Consolidated Statements of Operations for
                                the six-month periods ended June 30,
                                2001 and 2000                                                            5

                           (d) Consolidated Statements of Cash Flows
                                for the six-month periods ended
                                June 30, 2001 and 2000                                                   6

                           (e) Notes to Consolidated Financial Statements                                7

         Item 2.   - Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                          11

         Item 3.   - Quantitative and Qualitative Disclosures About
                           Market Risk                                                                  16

         PART II.  - OTHER INFORMATION

         Item 3.  - Defaults upon Senior Securities                                                     16

         Item 4.  -  Submission of Matters to a Vote of Security Holders                                17

         Item 5.  - Other Information                                                                   18

         Item 6.   - Exhibits and Reports on Form 8-K                                                   18

         Signatures                                                                                     19

         Exhibits Index                                                                                 20

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                           June 30,
                                                                             2001        December 31,
                                                                         (Unaudited)        2000
                                                                         ------------    ------------
                                                                                (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                            $         12    $      1,086
         Trade accounts receivable                                                798           1,034
         Prepaid expenses and other                                               105              74
                                                                         ------------    ------------
                     Total current assets                                         915           2,194
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                               5,730           4,783
     Other property and equipment, net                                             73              93
     Deferred financing costs, at cost less accumulated amortization               20              31
     Other assets, at cost less accumulated amortization                           20              16
                                                                         ------------    ------------
                                                                         $      6,758    $      7,117
                                                                         ============    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                          $      4,039    $      3,435
         Other liabilities                                                        195             464
         Current notes payable                                                  1,130           1,130
                                                                         ------------    ------------
                     Total current liabilities                                  5,364           5,029

     Other long-term liabilities                                                   11              13
                                                                         ------------    ------------
                     Total liabilities                                          5,375           5,042
     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding
         Common stock; par value of $.01; 50,000,000 shares
              authorized; 12,393,045 and 12,341,065 shares issued,
              and 12,366,165 and 12,314,185 outstanding in 2001 and               124             123
              2000, respectively
         Additional paid-in capital                                            18,766          18,721
         Accumulated deficit                                                  (17,467)        (16,710)
          Less cost of treasury stock (26,880 shares)                             (40)            (40)
         Unearned compensation                                                     --             (19)
                                                                         ------------    ------------
                     Total shareholders' equity                                 1,383           2,075
     Commitments and contingencies
                                                                         ------------    ------------
                                                                         $      6,758    $      7,117
                                                                         ============    ============



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                           Three Months Ended June 30,
                                                           (in thousands except per share
                                                                       data)
                                                           ------------------------------
                                                               2001             2000
                                                           -------------    -------------
 Oil and gas revenues                                      $         787    $         886
                                                           -------------    -------------
 Costs of operations:
     Production expense                                              346              381
     Impairment of oil and gas properties                             93               --
     Exploration expenses, including dry holes                       203              162
     Depreciation, depletion and amortization                        225              170
     General and administrative                                      501              482
                                                           -------------    -------------
              Total expenses                                       1,368            1,195
                                                           -------------    -------------
              Operating loss                                        (581)            (309)
                                                           -------------    -------------
 Other income (expense):
     Interest expense                                                (38)             (49)
     Debt conversion expense                                          --             (174)
     Gain on sale of assets                                           --               12
     Interest and other income (expense), net                          1                1
                                                           -------------    -------------
                                                                     (37)            (210)
                                                           -------------    -------------

              Net income (loss)                            $        (618)   $        (519)
                                                           =============    =============

Earnings (loss) per share,
     Basic and diluted                                     $        (.05)   $        (.05)
                                                           =============    =============

Common shares and equivalents outstanding,
     Basic and diluted                                            12,361           11,122
                                                           =============    =============




      See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                Six Months Ended June 30,
                                                              (in thousands except per share
                                                                           data)
                                                              ------------------------------
                                                                   2001            2000
                                                               ------------    ------------
 Oil and gas revenues                                          $      1,730    $      1,820
                                                               ------------    ------------
 Costs of operations:
     Production expense                                                 705             712
     Exploration expenses, including dry holes                          342             451
     Impairment of oil and gas properties                                93              --
     Depreciation, depletion and amortization                           399             348
     General and administrative                                         990             999
                                                               ------------    ------------
              Total expenses                                          2,529           2,510
                                                               ------------    ------------
              Operating loss                                           (799)           (690)
                                                               ------------    ------------
 Other income (expense):
     Interest expense                                                   (93)            (50)
     Debt conversion expense                                             --            (174)
     Gain on sale of assets                                              --             632
     Interest and other income (expense), net                           136               8
                                                               ------------    ------------
                                                                         43             416
                                                               ------------    ------------
 Income (loss) before extraordinary item                               (756)           (274)
 Extraordinary loss on early extinguishment of debt                      --             250
                                                               ------------    ------------
              Net income (loss)                                $       (756)   $       (524)
                                                               ============    ============

 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                 $       (.06)   $      (0.03)
     Extraordinary loss on early extinguishment of debt                  --           (0.02)
                                                               ------------    ------------
     Earnings (loss)                                           $       (.06)   $      (0.05)
                                                               ============    ============

Common shares and equivalents outstanding:
     Basic and diluted                                               12,351          11,103
                                                               ============    ============




See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Six Months Ended June 30,
                                                                                (in thousands)
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------    ------------
Operating Activities:
    Net earnings (loss)                                                  $       (756)   $       (524)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas
         properties                                                               399             348
          Other depreciation and amortization                                     405              54
          Impairment, abandoned leases, and dry hole costs                         93              52
          Gain on sale of property and equipment                                   --            (433)
          Gain on sale of securities                                               --            (199)
          Debt conversion expense                                                  --             167
          Extraordinary loss on early extinguishment of debt                       --             250
          Compensation expense for stock and stock options                         64             106
          Interest expense paid with common stock                                  --              52
          Deferred interest expense on EXCO note                                   --             (72)
          Changes in operating assets and liabilities:
              Trade accounts receivable                                           236            (470)
              Prepaid expenses and other                                          (35)             44
              Trade accounts payable                                              604             418
              Other liabilities                                                  (602)           (670)
                                                                         ------------    ------------
                Net cash provided by (used in) operating activities               408            (877)
                                                                         ------------    ------------
 Investing Activities:
    Capital expenditures                                                       (1,455)           (623)
    Distributions from EXUS                                                        --             250
    Proceeds from sale of securities                                               --             304
    Proceeds from sales of property and equipment                                  --          19,023
                                                                         ------------    ------------
                Net cash provided by (used in) investing activities            (1,455)         18,954
                                                                         ------------    ------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable                 --           1,750
    Principal payments on long-term debt and notes payable                         (3)        (18,672)
    Deferred financing costs                                                      (24)            (73)
    Prepayment penalty on early extinguishment of debt                             --            (250)
                                                                         ------------    ------------
                Net cash provided by (used in) financing activities               (27)        (17,245)
                                                                         ------------    ------------
    Increase (decrease) in cash and equivalents                                (1,074)            832
    Cash and equivalents, beginning of period                                   1,086             236
                                                                         ------------    ------------
    Cash and equivalents, end of period                                  $         12    $      1,068
                                                                         ============    ============



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            Three Months and Six Months Ended June 30, 2001 and 2000

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six month periods ended June 30, 2001 and 2000.

The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

For a description of the accounting policies followed by the Company, refer to note 4 below and to the notes to the 2000 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

4.  Accounting for Derivative Investments and Hedging Activities

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of commodity collar agreements covering at least fifty percent (50%) of its monthly oil and gas production. Future changes in the fair value of those derivatives were recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $334,000 which was recognized as a reduction of oil and gas revenues over the remaining five month term of the commodity collar agreements. As of June 30, 2001, the fair value of the commodity collar agreements was nil. During the second quarter of 2001, the Company recognized a reduction of oil and gas revenues of $135,000 relating to the transition adjustment and recorded other expense of $1,000 related to the change in the fair value of the commodity collar agreements.


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

Loss per share for the three months ended June 30, 2001 and 2000 are calculated based on 12,361,369 and 11,122,142 weighted average shares outstanding, respectively. Loss per share for the six month periods ended June 30, 2001 and 2000 are calculated based on 12,351,051 and 11,103,291 weighted average shares outstanding, respectively. In the three months and six months ended June 30, 2001 and June 30, 2000, the company reported net losses; therefore, diluted earnings per share is not presented.

7.  Comprehensive Income

     The following are the components of comprehensive income (loss):

                                                                                   Three Months Ended June 30,
                                                                                          (in thousands)
                                                                                       2001            2000
                                                                                   ------------    ------------
Net loss                                                                           $       (618)   $       (519)
Unrealized loss on derivative instruments:
    Reclassification adjustment for loss recognized as reduction of oil
                and gas income                                                              135              --
                                                                                   ------------    ------------
                                                                                   $       (483)   $       (519)
                                                                                   ============    ============

                                                                                    Six Months Ended June 30,
                                                                                          (in thousands)
                                                                                       2001            2000
                                                                                   ------------    ------------
Net loss                                                                           $       (756)   $       (524)
Unrealized loss on derivative instruments:
    Initial loss upon adoption of SFAS No. 133                                             (334)             --
    Reclassification adjustment for loss recognized as reduction of oil
                and gas income                                                              334              --
Unrealized gains on securities:
    Reclassification adjustment for gain included in net loss                                --             (69)
                                                                                   ------------    ------------
                                                                                   $       (756)   $       (593)
                                                                                   ============    ============

8.  Notes Payable

Notes payable consists of the following at June 30, 2001 and December 31, 2000:

                                                                                  June 30, 2001  December 31, 2000
                                                                                  -------------  -----------------
Revolving Credit                                                                   $  1,130,000   $  1,130,000
                                                                                   ============   ============

Credit Facility

On May 5, 2000, the Company entered into a loan agreement with a lender establishing a $15,000,000 revolving line of credit subject to a borrowing base that was redetermined by the lender every six months (April 1 and October 1) based on oil and gas reserves, which are used as security for the loan. At December 31, 2000, the entire balance of the revolving credit facility was classified as a current liability because the agreement had a termination date of May 8, 2001, which was within twelve months of the balance sheet date. On April 1, 2001, the lender determined the borrowing base to be $1,130,000. The Company requested additional time, from its lender, to refinance the existing indebtedness of $1,130,000. In order to accommodate the Company's request, the lender agreed to forbear exercising its remedies under the existing Loan Agreement and the corresponding security documents. That forbearance extended through July 9, 2001, on the condition that the Company has obtained a commitment from another lender by June 15, 2001, to refinance the current indebtedness. Pursuant to this forbearance agreement and amendment, the interest rate was increased and was determined as follows: (i) the lender's base rate plus 3% from

May 9, 2001 through June 8, 2001, (ii) the lender's base rate plus 4% from June 9, 2001 through July 9, 2001 and (iii) the lender's base rate plus 6% after July 9, 2001.

On July 6, 2001 (the "Closing Date"), the Company entered into a new Loan Agreement with its current lender for a two year, $5,000,000 revolving line of credit subject to a borrowing base to be redetermined by the lender every six months based on oil and gas reserves, which are used as security for the loan. The initial borrowing base under this Loan Agreement is $2,500,000. The $1,130,000 outstanding under the old line of credit was repaid through advances under the New Line of Credit. The two-year facility will mature on July 5, 2003. The Company intends to use the facility for acquisition and development of oil and gas properties, and for general working capital purposes, including letters of credit. The reserve-based facility includes an initial borrowing base of $2.5 million, with reductions of $50,000 per month during the term of the facility, subject to re-determinations of the borrowing base at Venus' request. The facility will bear interest at the Wall Street Journal Prime Rate plus the applicable Prime Rate Margin or the Eurodollar Rate (LIBOR) plus the applicable LIBOR Margin. Credit facility pricing varies from LIBOR + 225 basis points for less than one-third of the commitment, to LIBOR + 250 basis for one-third to two-thirds of the commitment, to LIBOR + 275 basis points for greater than two-thirds of the commitment.

The facility is secured by all of the Company's oil and gas properties, and contains the following financial covenants:

         (1) Minimum Current Ratio. Commencing on the ninety-first day after the Closing Date, the Company shall maintain, on a quarterly basis as of the last day of each fiscal quarter, a current ratio in an amount not less than 1.0 to 1.0. For purposes of this ratio, current assets include the unused and available portion of the Line of Credit.

         (2) Minimum Net Worth. The Company shall have a net worth of not less than $1,866,600 on the Closing Date, and thereafter shall maintain, on a quarterly basis as of the last day of each fiscal quarter, the minimum net worth requirement that shall be re-set annually after the end of each year. For purposes of this covenant, such number shall be adjusted to exclude non-cash items, including unrealized gains and losses, arising from the effects, if any, of the mark to market of those Hedging Obligations which are classified as cash flow hedges and determined "effective" pursuant to FASB Rule 133, or of other rules pertaining to other comprehensive income.

         (3) Minimum EBITDAX to Interest. The Company shall maintain, on a quarterly basis as of the last day of each fiscal quarter, a ratio (on a rolling four quarter basis) of EBITDAX to interest expense of not less than 2.00 to 1.00 through December 31, 2001, and of not less than 2.50 to 1.00 thereafter. "EBITDAX" is defined as EBITDA, but adjusted as if the Company were to use the full cost method of accounting (under which all exploration expenses are capitalized) to capitalize exploration and dry hole costs rather than the Company's successful efforts accounting method of expensing intangible drilling costs (such as seismic and geological expenses), dry hole costs and other costs.

The facility contains other usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; and financial statement reporting requirements. The credit facility also requires that the Company hedge at least 25% of its oil and gas production for twelve months.

The Company is continually seeking methods and alternatives of financing in order to provide the Company with capital to augment its capital structure. In addition, the Company is reviewing its asset base in order to monetize assets that are under performing. Further, a portion of the Company's business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. As of the Closing Date, the Company was not in compliance with the minimum net worth requirement and it did not meet the minimum current ratio. It is management's belief that the sources of capital described above will enable the Company to meet these covenants in the future. Future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with its credit facility debt covenants. There can be no assurances however, that these events will occur, and their timing may be uncertain.


9.  Accounting for Income Taxes

No provision for income taxes has been recorded for the period ended June 30, 2001 and June 30, 2000 due to the losses recorded for these periods.

10.   Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2001, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the our financial condition or results of operations.

11.  Liquidity and Capital Resources

At June 30, 2001, the Company had a working capital deficit of $ 4,449,000 compared with working capital deficit of $2,835,000 at December 31, 2000, a decrease in working capital of $1,614,000. Working capital at June 30, 2001 and year-end 2000 reflects classifying notes payable of $1,130,000 as current.

The Company is continually seeking methods and alternatives of financing in order to provide the Company with capital to augment its capital structure. In addition, the Company is reviewing its asset base in order to monetize assets that are under performing. Further, a portion of the Company's business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. It is management's belief that these sources of capital along with the Company's newly created credit facility will be sufficient to fund its business plan for 2001. Future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with its credit facility debt covenants.

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

The Company's strategy consists of:

         o Exploration for oil and natural gas reserves in geographic areas where we have expertise

         o Exploitation and development drilling in existing oil and gas fields

         o Strategic acquisitions of producing properties with upside potential

EXPLORATION - The Company conducts exploration programs for new oil and gas reserves and undiscovered fields in geological trends that we consider to contain an undiscovered resource base of oil and natural gas. The Company uses advanced geoscience technology to conduct these programs. The exploration team currently concentrates on two primary geographical focus areas: the Yegua Trend of the Texas and Louisiana Gulf Coast and the Cotton Valley Trend of East Texas and Western Louisiana. Secondary areas are the South Midland Basin and select areas in the mid-continent. The Company has an inventory of many exploration Prospects and Prospect Leads, and the Company is assembling drilling projects so that the Company will have drilling projects available to drill either for its own account or in which to offer participation to industry co-venturers (or both). The drilling projects which have been assembled are comprised of both exploratory projects with the objective of discovering new oil and gas fields and field development projects where existing oil and gas reservoirs believed by Company's technical staff to contain undeveloped oil and gas reserves and reacquiring development drilling opportunity. A total of approximately 18,955 gross acres, or approximately 14,341 net acres, of oil and gas leases have been acquired on these projects.

EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS - On December 20, 2000, the Company spudded the Paggi #1, which was completed in February 2001. The initial production rate was 3.700 million cubic feet of gas per day (MMCF) and 475 barrels of condensate per day flowing through 22/64 inch choke with 1,986 psi flowing tubing pressure. On February 26, 2001, the Company commenced drilling the fourth well in this field, the Kolander #1, which was completed on May 19, 2001. The initial production rate was 2.900 million cubic feet of gas per day
(MMCF) and 525 barrels of condensate per day flowing through 16/64 inch choke with 3,367 psi flowing tubing pressure. On July 18, 2001, the Company commenced drilling the fifth well in this field, the Maness #1 and it is targeted for completion in multiple productive reservoirs. During 2001, the Company plans on drilling two more wells in this field, with four wells targeted to be drilled in 2002. The Company has a 15% Working Interest in this field.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES OF SELECTED PROPERTIES - The Company continues to seek strategic producing property acquisitions that offer near-term production enhancement potential and longer-term development drilling potential.

Liquidity and Capital Resources

(a)  Liquidity

At June 30, 2001, we had a working capital deficit of $4,449,000 compared with a deficit of $2,835,000 at December 31, 2000, a decrease in working capital of $1,614,000.

Net cash provided by operating activities during the six month period ended June 30, 2001, was $408,000, whereas $877,000 was used in operating activities for the same period in 2000. Net changes in operating assets and liabilities accounted for $203,000 of the cash flow provided by operating activities. During the six-month period ended June 30, 2001, the Company realized a net loss of $756,000. This compares with a net loss of $524,000 for the same period in 2000. The 2000 loss reflects a gain of $632,000 ($454,000 after including related early extinguishment of debt cost and reversal of imputed interest) from the sale of long-term assets as compared to no gain reflected in the 2001 loss.

During the first six months of 2001 the Company incurred capital expenditures of $1,455,000. During the same period in 2000 the Company had capital expenditures of $623,000 and received proceeds from its equity investment in EXUS of $250,000 and proceeds from the sale of securities, property and equipment of $19 million.

For the six month ended June 30, 2001, $27,000 was used in financing activities. This compares with $17.2 million used in financing activities for the same period in 2000.

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

Credit Facility

On May 5, 2000, the Company entered into a loan agreement with a lender establishing a $15,000,000 revolving line of credit subject to a borrowing base that was redetermined by the lender every six months (April 1 and October 1) based on oil and gas reserves, which are used as security for the loan. At December 31, 2000, the entire balance of the revolving credit facility was classified as a current liability because the agreement had a termination date of May 8, 2001, which was within twelve months of the balance sheet date. On April 1, 2001, the lender determined the borrowing base to be $1,130,000. The Company requested additional time, from its lender, to refinance the existing indebtedness of $1,130,000. In order to accommodate the Company's request, the lender agreed to forbear exercising its remedies under the existing Loan Agreement and the corresponding security documents. That forbearance extended through July 9, 2001, on the condition that the Company has obtained a commitment from another lender by June 15, 2001, to refinance the current indebtedness. Pursuant to this forbearance agreement and amendment, the interest rate was increased and was determined as follows: (i) the lender's base rate plus 3% from May 9, 2001 through June 8, 2001, (ii) the lender's base rate plus 4% from June 9, 2001 through July 9, 2001 and (iii) the lender's base rate plus 6% after July 9, 2001.

On July 6, 2001, the Company entered into a new Loan Agreement with its current lender for a two year, $5,000,000 revolving line of credit subject to a borrowing base to be redetermined by the lender every six months based on oil and gas reserves, which are used as security for the loan. The initial borrowing base under this Loan Agreement is $2,500,000. The $1,130,000 outstanding under the old line of credit was repaid through advances under the New Line of Credit. The two-year facility will mature on July 5, 2003. The Company intends to use the facility for acquisition and development of oil and gas properties, and for general working capital purposes, including letters of credit. The reserve-based facility includes an initial borrowing base of $2.5 million, with reductions of $50,000 per month during the term of the facility, subject to re-determinations of the borrowing base at Venus' request. The facility will bear interest at the Wall Street Journal Prime Rate plus the applicable Prime Rate Margin or the

Eurodollar Rate (LIBOR) plus the applicable LIBOR Margin. Credit facility pricing varies from LIBOR + 225 basis points for less than one-third of the commitment, to LIBOR + 250 basis for one-third to two-thirds of the commitment, to LIBOR + 275 basis points for greater than two-thirds of the commitment.

The facility is secured by all of the Company's oil and gas properties, and contains the following financial covenants:

         (1) Minimum Current Ratio. Commencing on the ninety-first day after the closing date, the Company shall maintain, on a quarterly basis as of the last day of each fiscal quarter, a current ratio in an amount not less than 1.0 to 1.0. For purposes of this ratio, current assets include the unused and available portion of the Line of Credit.

         (2) Minimum Net Worth. The Company shall have a net worth of not less than $1,866,600 on the closing date, and thereafter shall maintain, on a quarterly basis as of the last day of each fiscal quarter, the minimum net worth requirement which shall be re-set annually after the end of each year. For purposes of this covenant, such number shall be adjusted to exclude non-cash items, including unrealized gains and losses, arising from the effects, if any, of the mark to market of those Hedging Obligations which are classified as cash flow hedges and determined "effective" pursuant to FASB Rule 133, or of other rules pertaining to other comprehensive income.

         (3) Minimum EBITDAX to Interest. The Company shall maintain, on a quarterly basis as of the last day of each fiscal quarter, a ratio (on a rolling four quarter basis) of EBITDAX to interest expense of not less than 2.00 to 1.00 through December 31, 2001, and of not less than 2.50 to 1.00 thereafter. "EBITDAX" is defined as EBITDA, but adjusted as if the Company were to use the full cost method of accounting (under which all exploration expenses are capitalized) to capitalize exploration and dry hole costs rather than the Company's successful efforts accounting method of expensing intangible drilling costs (such as seismic and geological expenses), dry hole costs and other costs.

The facility contains other usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; and financial statement reporting requirements. The credit facility also requires that the Company hedge at least 25% of its oil and gas production for twelve months.

The Company is continually seeking methods and alternatives of financing in order to provide the Company with capital to augment its growth. In addition, the Company is reviewing its asset base in order to monetize assets that are under performing. Further, a portion of the Company's business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. As of the closing date, the Company was not in compliance with the minimum net worth requirement and it did not meet the minimum current ratio. It is management's belief that the sources of capital described above will enable the Company to meet these covenants in the future. Future availability of credit will depend on the success of the Company's development program and its ability to stay in compliance with its credit facility debt covenants. There can be no assurances however, that these events will occur and their timing may be uncertain.

(c)  Results of Operations

Revenues have been lower during 2001 due to decreased equivalent unit volumes and the effect of the hedge. During the first six months of 2001, the amount recorded for the cost of the hedge was $334,000. During the same period in 2000 it was $26,000. As shown below, oil volumes decreased by 22% while natural gas volumes increased slightly during the six-month period ended June 30. Oil volumes decreased 15% and gas volumes increased 9% for the three month period ended June 30.


                                             2001                         2000
                                 ---------------------------   ---------------------------
                                     Sales        Average          Sales        Average
                                    Volume         Prices         Volume         Prices
                                 ------------   ------------   ------------   ------------
Six Months Ended June 30,
  Gas (MCF)                           160,989   $       6.23        161,478   $       3.00
  Oil (BBLS)                           40,159   $      26.42         51,477   $      25.95

Three Months Ended June 30,
  Gas (MCF)                            83,614   $       4.70         76,542   $       3.33
  Oil (BBLS)                           20,864   $      25.33         24,555   $      25.72

Average daily production of oil was 229 barrels for the three-month period ended June 30, 2001, and 270 for the same period in 2000. Average daily production of natural gas was 919 mcf for the three month period ended June 30, 2001, and 841 for the same period in 2000. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 50% of estimated production for the twelve month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its then existing bank credit facility. These hedges expired on May 31, 2001. Under terms set forth under the Company's new Loan Agreement, the Company is required to enter into hedges in amounts that represent 25% of the estimated production for periods up to twelve months. The Company anticipates entering into costless collar contracts for oil and gas in amounts consistent with the requirement of its new Loan Agreement on or before August 31, 2001.


Three Months Ended June 30, 2001 and 2000

The Company reported a net loss of $618,000 for the quarter ended June 30, 2001, compared to a net loss of $519,000 in the same quarter in 2000. The 2000 loss reflects debt conversion expense of $174,000 related to the conversion of $700,000 of Subordinated Notes into our common stock, of which $167,000 is a non-cash charge. Oil and gas revenues decreased by $99,000, exploration expense increased $41,000, depreciation, depletion, and amortization increased $55,000 and general and administrative expense increased $19,000. Also an impairment expense of $93,000 for oil and gas properties was recorded in 2001, and none was recorded in the same period of 2000. These were partially offset by a decrease in interest expense of $11,000 and a decrease in production expense of $35,000.

Oil and gas revenues decreased by $99,000 as compared to the same period in 2000. Loss on hedging transactions accounted for $109,000 decrease, increase in unit prices accounted for $82,000 increase, and a decrease in production accounted for a $72,000 decrease. Gas production increased 7,000 mcf, but oil production decreased 3,700 bbls.

Production expense decreased by $35,000 as compared to the same period in 2000. Approximately 31% of the decrease is due to lower severance taxes as a result of decreased revenue. The balance of the decrease is due to decreased operating cost due to lower volumes produced during the year 2001 period and a decrease in workover costs (stimulations, adding perforations and recompletions). Production expense averaged $1.66 per mcfe during the three month period ended June 30, 2001, compared to $1.70 per mcfe for the same period in 2000. Although we plan further workover operations in the third and fourth quarter, we expect per unit costs to start declining.

Exploration expense increased by $41,000 due to increased exploration activity during the quarter as compared to the same quarter in the prior year.

Depreciation, depletion and amortization (DDA) increased by $55,000. A decrease of approximately $11,000 is due to lower volumes, and an increase of $66,000 is due to a higher DDA rate. Depreciation, depletion and amortization averaged $1.08 per mcfe in 2001 as compared to $0.76 per mcfe for the same period in 2000.

Interest expense decreased by $11,000, from $49,000 in 2000 to $38,000 in 2001. The decrease is due to lower outstanding interest bearing balances. The average outstanding balance in 2000 was $1.7 million as compared to an average outstanding balance of $1.1 million in the current period.

Six Months Ended June 30, 2001 and 2000

The Company reported a net loss of $756,000 for the six month period ended June 30, 2001, compared to a net loss of $524,000 in the same period in 2000. The 2000 loss reflects debt conversion expense of $174,000 related to the conversion of $700,000 of Subordinated Notes into our common stock, of which $167,000 is a non-cash charge. Also included in the 2000 loss is a non-cash charge of $250,000 for early extinguishments of debt. Oil and gas revenues decreased by $90,000, depreciation, depletion, and amortization increased $51,000, and interest expense increased $43,000. Also an impairment expense for oil and gas properties of $93,000 was recorded in 2001 and there was no impairment expense for the same period in 2000. These were partially offset with a decrease in exploration expense of $109,000, a decrease of general and administrative expense of $9,000 and an increase in other income of $128,000 primarily because of the recognition of income caused by adjusting the derivative liability account to fair value as of March 31, 2001, pursuant to SFAS No. 133. Also there was a gain on sale of assets in 2000 of $632,000 and none in 2001.

Oil and gas revenues decreased by $90,000 as compared to the same period in 2000. An increase in product prices created an increase of approximated $516,000, but a decrease in production accounted for a decrease of $298,000 and losses on hedging transactions in 2001 were $308,000 more than 2000.

Production expense decreased by $7,000 as compared to the same period in 2000. The decrease was a combination of a decrease in workover costs of $29,000, an increase of other production costs of $6,000 and an increase of severance taxes of $16,000 which are a result of increased prices. Of the increase in other production cost of $6,000, a decrease in volume accounted for a decrease of $74,000 and an increase in unit cost accounted for an increase of $80,000. Production expense averaged $1.75 per mcfe during the six month period ended June 30, 2001, compared to $1.51 per mcfe for the same period in 2000. Although we plan further workover operations in the third and fourth quarter, we expect per unit costs to start declining.

Exploration expense decreased by $109,000. In the prior period we recorded dry hole expense of $41,000 and approximately $131,000 in employee severance cost.

Depreciation, depletion and amortization increased by $51,000. Approximately $50,000 is a decrease due to lower volumes, and $101,000 is an increase due to a higher DDA rate. Depreciation, depletion and amortization averaged $0.99 per mcfe in 2001 as compared to $0.74 per mcfe for the same period in 2000.


Interest expense increased by $40,000, from $50,000 in 2000 to $93,000 in 2001. Most of the increase is due to the reversal of $72,000 in 2000 in accrued imputed interest that did not have to be paid because of the prepayment of the related debt. The amortization of loan costs were $22,000 more in 2001 than 2000. The average outstanding balance in 2000 was $1.9 million as compared to an average outstanding balance of $1.1 million in the current period.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling -of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company will adopt SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under this statement goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company will adopt SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations," issued in June 2001, significantly changes the method of accruing for costs associated with the retirement of fixed assets (e.g. oil and gas production facilities, etc.) for which an entity is legally obligated to incur. The Company will evaluate the impact and timing of implementing SFAS No. 143. Implementation of this standard is required no later than January 1, 2003, with earlier adoption encouraged.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and reference is made to the information contained there. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 50% of estimated production for the twelve month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its then existing bank credit facility. These hedges expired on May 31, 2001. Under terms set forth under the Company's new Loan Agreement, the Company is required to enter into hedges in amounts that represent 25% of the estimated production for periods up to twelve months. The Company anticipates entering into costless collar contracts for oil and gas in amounts consistent with its requirement through the new Loan Agreement on or before August 31, 2001.





                           PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Pursuant to the terms of the Company's revolving credit facility, payment of the entire outstanding principal balance of $1,130,000, together with any accrued and unpaid interest, was due to the Company's lender on or before May 8, 2001. The lender and the Company entered into a forbearance agreement and amendment to the revolving credit facility pursuant to which the lender had agreed to forbear from exercising its remedies thereunder until June 15, 2001, which date was further extended to July 9, 2001, as the Company obtained a commitment from another creditworthy lender to advance the entire amount due to the present lender on or before July 9, 2001. On July 6, 2001, the Company entered into a new Loan Agreement with its current lender under the basic terms and conditions outlined above, in the section titled "Credit Facility," and the $1,130,000 outstanding under the old line of credit was repaid through advances under the New Line of Credit. The two-year facility will mature on July 5, 2003.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An Annual Meeting of our Stockholders was held on June 5, 2001, for the following purposes:

         o To elect eight (8) directors to serve until the next Annual Meeting of Stockholders

         o To ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ended December 31, 2001


All the matters were approved by the vote of our stockholders, and the results are tabulated below:

                                                                 FOR              AGAINST         ABSTAIN OR WITHHELD
                                                                 ---              -------         -------------------
        (1)      Election of Directors
                 E.L. Ames, Jr.                               10,142,376            3,387                None
                 John Y. Ames                                 10,142,376            3,387                None
                 J.C. Anderson                                10,142,376            3,387                None
                 Martin A. Bell                               10,142,376            3,387                None
                 James W. Gorman                              10,142,042            3,722                None
                 Michael E. Little                            10,142,403            3,360                None
                 Jere W. McKenny                              10,142,403            3,360                None
                 John H. Pinkerton                            10,142,422            3,341                None
        (2)      Ratification of KPMG LLP as auditors         10,137,593            8,112                 60

ITEM 5. OTHER INFORMATION

On April 20, 2001, Nasdaq sent the Company a letter stating that its minimum bid price had not been at least $1.00 over the preceding 30 consecutive trading days as required under Marketplace Rule 4310(c)(4). Failure to comply with this rule constitutes grounds for delisting; however, the rule provides an automatic 90 day period for the Company's bid price to exceed $1.00 for at least 10 consecutive trading days, at which time, Nasdaq's staff would determine if we were in compliance with the rule. On June 14, 2001, the Company received a letter from Nasdaq closing this issue on the basis that the Company's minimum bid price had stayed above $1.00 for at least ten consecutive trading days.

On May 29, 2001, Nasdaq sent the Company a letter stating that it is not in compliance with The Nasdaq SmallCap Market listing requirements because the Company's net tangible assets were below the $2 million minimum. The Company also did not comply with Nasdaq's newly proposed continued listing standard of $2.5 million in stockholders' equity. On June 13, 2001, the Company submitted to Nasdaq its specific plan to achieve and sustain compliance with The Nasdaq SmallCap Market listing requirements. On August 8, 2001, Nasdaq sent the Company a letter stating that Nasdaq was denying the Company's request for continued listing submitted in June. The Company has requested a hearing to appeal Nasdaq's determination to deny the Company's request for continued listing on The Nasdaq SmallCap Market. Pending the hearing, the Company's securities will remain listed on the SmallCap Market. A hearing date has not yet been scheduled.

Management has taken steps to implement a plan that it believes will allow the Company to maintain its listing on The Nasdaq SmallCap Market. However, if the Company is unsuccessful in maintaining its listing on the SmallCap Market, it expects that its securities will be eligible for quotation on the Over-the-Counter Bulletin Board ("OTCBB"), a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter equity securities.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Forbearance Agreement and Second Amendment to Loan Agreement Dated May 5, 2001, By and Between Venus Exploration, Inc. and Bank One, Texas, N.A.

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          VENUS EXPLORATION, INC.


   Dated:  August 14, 2001           BY:  /s/ JOHN Y. AMES
                                        ---------------------------------------
                                        John Y. Ames
                                        (President and Chief Operating Officer)





     Dated:  August 14, 2001          BY:  /s/ P. MARK STARK
                                        ---------------------------------------
                                         P. Mark Stark
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX



EXHIBIT
NUMBER            DESCRIPTION
------            -----------
  10.1            Forbearance Agreement and Second Amendment to Loan Agreement
                  Dated May 5, 2001, by and Between Venus Exploration, Inc. and
                  Bank One, Texas, N.A.