Form 10-Q
period 2001-09-30
VENUS EXPLORATION INC
filed 2001-11-19
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                              --------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                        Commission file number 0-14334

                             Venus Exploration, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                              13-3299127
     -------------------------------           ------------------------
     (State or other jurisdiction of                I.R.S. Employer
     incorporation or organization)               Identification No.



  1250 N.E. Loop 410, Suite 810, San Antonio, Texas            78209
  -------------------------------------------------            -----
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

Yes  X   No
    ----    ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                      Outstanding at November 9 , 2001
 ---------------------------------        --------------------------------
   Common Stock $0.01 par value                     12,414,495

                     VENUS EXPLORATION, INC. AND SUBSIDIARY



                                      INDEX



                                                                                                      PAGE
                                                                                                      ----

         PART  I.  - FINANCIAL INFORMATION

         Item 1.   - Financial Statements (Unaudited)

                           (a) Consolidated Balance Sheets as of                                         3
                                September 30, 2001 and December 31, 2000

                           (b) Consolidated Statements of Operations for                                 4
                                the three-month periods ended September 30,
                                2001 and 2000

                           (c) Consolidated Statements of Operations for                                 5
                                the nine-month periods ended September 30,
                                2001 and 2000

                           (d) Consolidated Statements of Cash Flows                                     6
                                for the nine-month periods ended
                                September 30, 2001 and 2000

                           (e) Notes to Consolidated Financial Statements                                7

         Item 2.   - Management's Discussion and Analysis of Financial                                  11
                           Condition and Results of Operations

         Item 3.   - Quantitative and Qualitative Disclosures About                                     17
                           Market Risk

         PART II.  - OTHER INFORMATION


         Item 5.  - Other Information                                                                   18

         Item 6.   - Exhibits and Reports on Form 8-K                                                   18

         Signatures                                                                                     19

         Exhibits Index                                                                                 20

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30,
                                                                               2001              December 31,
                                                                            (Unaudited)              2000
                                                                          -----------------    -----------------
                                                                                     (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                             $         162       $       1,086
         Trade accounts receivable                                                2,213               1,034
         Prepaid expenses and other                                                 120                  74
                                                                          -------------       -------------
                     Total current assets                                         2,495               2,194

     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                 6,981               4,783
     Other property and equipment, net                                              101                  93
     Deferred financing costs, at cost less accumulated amortization                161                  31
     Other assets, at cost less accumulated amortization                              6                  16
                                                                          -------------       -------------
                                                                          $       9,744       $       7,117
                                                                          =============       =============
 LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
         Trade accounts payable                                           $       6,600       $       3,435
         Other liabilities                                                          810                 464
         Current notes payable                                                    1,442               1,130
                                                                          -------------       -------------
                     Total current liabilities                                    8,852               5,029
     Other long-term liabilities                                                      9                  13
                                                                          -------------       -------------
                     Total liabilities                                            8,861               5,042
     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding
         Common stock; par value of $.01; 50,000,000 shares
              authorized; 12,414,267 and 12,341,065 shares issued,
              and 12,387,387 and 12,314,185 outstanding in 2001 and                 124                 123
              2000, respectively
         Additional paid-in capital                                              18,787              18,721
         Accumulated deficit                                                    (17,988)            (16,710)
         Less cost of treasury stock (26,880 shares)                                (40)                (40)
         Unearned compensation                                                       --                 (19)
                                                                          -------------       -------------
                     Total shareholders' equity                                     883               2,075

     Commitments and contingencies
                                                                          -------------       -------------
                                                                          $       9,744       $       7,117
                                                                          =============       =============

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                       Three Months Ended September 30,
                                                     (in thousands except per share data)
                                                     ------------------------------------
                                                          2001                  2000
                                                     --------------         -------------

 Oil and gas revenues                                 $         830         $         931
                                                      -------------         -------------

 Costs of operations:
     Production expense                                         359                   360
     Exploration expenses, including dry holes                  195                   186
     Depreciation, depletion and amortization                   225                   149
     General and administrative                                 573                   429
                                                      -------------         -------------
              Total expenses                                  1,352                 1,124
                                                      -------------         -------------
              Operating loss                                   (522)                 (193)
                                                      -------------         -------------
 Other income (expense):
     Interest expense                                           (34)                  (55)
     Debt conversion expense                                     --                   (61)
     Gain (loss) on sale of assets                               --                   (33)
     Interest and other income, net                              34                     9
                                                      -------------         -------------
                                                                 --                  (140)
                                                      -------------         -------------

              Net income (loss)                       $        (522)        $        (333)
                                                      =============         =============
Earnings (loss) per share,
     Basic and diluted                                $        (.04)        $        (.03)
                                                      =============         =============

Common shares and equivalents outstanding,
     Basic and diluted                                       12,383                12,121
                                                      =============         =============




See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                 Nine Months Ended September 30,
                                                               (in thousands except per share data)
                                                               ------------------------------------
                                                                   2001                   2000
                                                               -------------         --------------


 Oil and gas revenues                                          $       2,560         $       2,751
                                                               -------------         -------------
 Costs of operations:
     Production expense                                                1,064                 1,073
     Exploration expenses, including dry holes                           537                   637
     Impairment of oil and gas properties                                 93                    --
     Depreciation, depletion and amortization                            624                   497
     General and administrative                                        1,563                 1,428
                                                               -------------         -------------
              Total expenses                                           3,881                 3,635
                                                               -------------         -------------
              Operating loss                                          (1,321)                 (884)
                                                               -------------         -------------
 Other income (expense):
     Interest expense                                                   (126)                 (105)
     Debt conversion expense                                              --                  (235)
     Gain on sale of assets                                               --                   599
     Interest and other income, net                                      169                    17
                                                               -------------         -------------
                                                                          43                   276
                                                               -------------         -------------
 Income (loss) before extraordinary item                              (1,278)                 (608)
 Extraordinary loss on early extinguishment of debt                       --                   250
                                                               -------------         -------------
              Net income (loss)                                $      (1,278)        $        (858)
                                                               =============         =============

 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                 $        (.10)        $       (0.05)
     Extraordinary loss on early extinguishment of debt                   --                 (0.02)
                                                               -------------         -------------
     Earnings (loss)                                           $        (.10)        $       (0.07)
                                                               =============         =============

Common shares and equivalents outstanding:
     Basic and diluted                                                12,362                11,440
                                                               =============         =============




See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                             Nine Months Ended September 30,
                                                                                      (in thousands)
                                                                           -----------------------------------
                                                                                2001                  2000
                                                                           -------------         -------------
Operating Activities:
    Net earnings (loss)                                                    $      (1,278)        $        (858)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas
             properties                                                              624                   497
          Other depreciation and amortization                                        427                    96
          Impairment, abandoned leases, and dry hole costs                            93                    40
          Gain on sale of property and equipment                                      --                  (400)
          Gain on sale of securities                                                  --                  (199)
          Debt conversion expense                                                     --                   228
          Extraordinary loss on early extinguishment of debt                          --                   250
          Compensation expense for stock and stock options                            85                   155
          Interest expense paid with common stock                                     --                    52
          Deferred interest expense on EXCO note                                      --                   (72)
          Changes in operating assets and liabilities:
              Trade accounts receivable                                           (1,179)                 (855)
              Prepaid expenses and other                                             (37)                   (3)
              Trade accounts payable                                               3,165                 2,055
              Other liabilities                                                       13                  (686)
                                                                           -------------         -------------
                    Net cash provided by  operating activities                     1,913                   300
                                                                           -------------         -------------
 Investing Activities:
    Capital expenditures                                                          (2,972)               (1,163)
    Distributions from EXUS                                                           --                   250
    Proceeds from sale of securities                                                  --                   304
    Proceeds from sales of property and equipment                                     --                19,083
                                                                           -------------         -------------
                    Net cash provided by (used in) investing
                        activities                                                (2,972)               18,474
                                                                           -------------         -------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable                 1,442                 3,250
    Principal payments on long-term debt and notes payable                        (1,134)              (19,673)
    Deferred financing costs                                                        (173)                  (81)
    Prepayment penalty on early extinguishment of debt                                --                  (250)
                                                                           -------------         -------------
                    Net cash provided by (used in) financing
                        activities                                                   135               (16,754)
                                                                           -------------         -------------
    Increase (decrease) in cash and equivalents                                     (924)                2,020
    Cash and equivalents, beginning of period                                      1,086                   236
                                                                           -------------         -------------
    Cash and equivalents, end of period                                    $         162         $       2,256
                                                                           =============         =============



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Three Months and Nine Months Ended September 30, 2001 and 2000

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine month periods ended September 30, 2001 and 2000.

The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3. Summary of Significant Accounting Policies

For a description of the accounting policies followed by the Company, refer to note 4 below and to the notes to the 2000 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

4. Accounting for Derivative Investments and Hedging Activities

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of commodity collar agreements covering at least fifty percent (50%) of its monthly oil and gas production. Future changes in the fair value of those derivatives were recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $334,000 which was recognized as a reduction of oil and gas revenues over the remaining five month term of the commodity collar agreements. On September 28, 2001, the Company entered into a new commodity collar agreement and has not elected hedge accounting for these derivative instruments. As of September 30, 2001, the fair value of the commodity collar agreements was a liability of $9,000.


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

Loss per share for the three months ended September 30, 2001 and 2000 are calculated based on 12,383,466 and 12,121,144 weighted average shares outstanding, respectively. Loss per share for the nine months ended September 30, 2001 and 2000 are calculated based on 12,361,890 and 11,440,081 weighted average shares outstanding, respectively. In the three months and nine months ended September 30, 2001 and September 30, 2000, the company reported net losses; therefore, diluted earnings per share is not presented.

7. Comprehensive Income

     The following are the components of comprehensive income (loss):


                                                                            Three Months Ended September 30,
                                                                                    (in thousands)
                                                                               2001                 2000
                                                                           -------------        -------------
Net loss                                                                   $        (522)       $        (333)
                                                                           =============        =============



                                                                                 Nine Months Ended September 30,
                                                                                         (in thousands)
                                                                               2001                  2000
                                                                           -------------        -------------

Net loss                                                                   $      (1,278)       $        (858)
Unrealized loss on derivative instruments:
    Initial loss upon adoption of SFAS No. 133                                      (334)                  --
    Reclassification adjustment for loss recognized as reduction of oil
                and gas income                                                       334                   --
Unrealized gains on securities:
    Reclassification adjustment for gain included in net loss                         --                  (69)
                                                                           -------------         ------------
                                                                           $      (1,278)        $       (927)
                                                                           =============         =============

8. Notes Payable

Notes payable consists of the following at September 30, 2001 and December 31, 2000:


                                                                                        (in thousands)
                                                                       September 30, 2001       December 31, 2000
                                                                       ------------------       -----------------

Revolving Credit                                                       $            1,442       $           1,130
                                                                       ==================       =================

Credit Facility

On July 6, 2001 (the "Loan Closing Date"), the Company entered into a new Loan Agreement with a bank for a two year, $5,000,000 revolving line of credit. The line of credit is subject to a borrowing base based on oil and gas reserves to be redetermined by the bank at any time but must be evaluated every six months. Company may request a redetermination one time per year. The initial borrowing base under this Loan Agreement was $2,000,000, with reductions of $50,000 per month during the term of the facility. The two-year facility will mature on July 5, 2003. The $1,130,000 outstanding under the Company's old line of credit was repaid through advances under this new line of credit with the bank. The Company is using the remaining facility for acquisition and development of oil and gas properties and for general working capital purposes, including letters of credit. The facility bears interest at either the Wall Street Journal Prime Rate plus the applicable Prime Rate Margin (250 basis points if more than two-thirds (2/3) of the commitment is outstanding, and zero basis points if less) or the Eurodollar Rate (LIBOR) plus the applicable LIBOR Margin, at the option of the Company. Eurodollar Rate credit facility pricing varies from LIBOR + 225 basis points if less than one-third of the commitment is outstanding, to LIBOR + 250 basis points for one-third to two-thirds of the commitment, to LIBOR + 275 basis points if greater than two-thirds of the commitment is outstanding.

Interest is payable monthly for balances bearing interest using the Prime Rate, and either monthly, bi-monthly or quarterly (depending on the interest period selected by the Company) for balances bearing interest using the Eurodollar Rate.

The facility is secured by all of the Company's oil and gas properties, and contains the following financial covenants:

     (1) Minimum Current Ratio. Commencing on the ninety-first day after the Loan Closing Date, the Company shall maintain, on a quarterly basis as of the last day of each fiscal quarter, a ratio of current assets to current liabilities of 1.0 to 1.0. For purposes of this ratio, current assets include the unused and available portion of the Line of Credit.

     (2) Minimum Net Worth. The Company shall have a net worth of not less than $1,866,600 on the Loan Closing Date, and thereafter shall maintain, on a quarterly basis as of the last day of each fiscal quarter, the minimum net worth requirement that shall be re-set annually after the end of each year. For purposes of this covenant, such number shall be adjusted to exclude non-cash items, including unrealized gains and losses, arising from the effects, if any, of the mark to market of those Hedging Obligations which are classified as cash flow hedges and determined "effective" pursuant to FASB Rule 133, or of other rules pertaining to other comprehensive income.

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

The facility contains other usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; restriction on changes in key management and financial statement reporting requirements. The credit facility also requires that the Company hedge at least 25% of its daily oil and gas production for twelve months.

As of September 30, 2001, the Company was not in compliance with certain of its loan covenants, however the Company sought and received waivers for its non-compliance with those loan covenants. In order for the Company to achieve compliance with its loan covenants in the future, it needs to raise additional capital and/or obtain amendment of certain loan covenants. Accordingly, the balance of this loan is classified as a current liability until such time as the Company is successful in raising the required capital and/or obtaining the necessary amendment of the loan covenants.

It is management's belief that the sources of capital described below will enable the Company to meet these covenants in the future. The Company is continually seeking methods and alternatives of financing in order to provide the Company with capital to augment its growth and solidify its financial position. In addition, the Company is reviewing its asset base so as to monetize assets that are underperforming. Further, a portion of the Company's business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. There can be no assurances, however, that these events will occur and their timing may be uncertain. Future availability of credit will depend on the success of the Company's development program and its ability to achieve and remain in compliance with its credit facility debt covenants.

9. Accounting for Income Taxes

No provision for income taxes has been recorded for the period ended September 30, 2001 and September 30, 2000 due to the losses recorded for these periods.

10. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2001, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the our financial condition or results of operations.

11. Liquidity and Capital Resources

At September 30, 2001, the Company had a working capital deficit of $ $6,357,000
- compared with working capital deficit of $2,835,000 at December 31, 2000, a decrease in working capital of $3,522,000. Working capital at September 30, 2001 and December 31, 2000 reflects classifying notes payable of $1,442,000 and $1,130,000, respectively as current.

Future availability of credit and the ability of the Company to gain compliance with its debt covenants is largely dependent upon the Company's ability to raise capital. The Company is presently working on a plan to raise capital through the sale of equity in the Company. In addition, a portion of the Company's business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. The Company is actively marketing the sale of these interests, as well. Also, the Company is reviewing its asset base in order to monetize assets that are under performing in order to further raise capital.

It is management's belief that these sources of capital along with the Company's newly created credit facility will be sufficient to fund its business plan for 2001 and bring the Company to a compliant status with its debt covenants. However, there can be no assurance as to the success and timing of the Company's effort to raise capital. If the Company is not successful in obtaining new sources of capital in the near future, it may have to amend its current business plan and reduce capital expenditures and exploration until such sources of capital are obtained.

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

The Company's strategy consists of:

     o Exploration for oil and natural gas reserves in geographic areas where we have expertise

     o    Exploitation and development drilling in existing oil and gas fields

     o    Strategic acquisitions of producing properties with upside potential

EXPLORATION - The Company conducts exploration programs for new oil and gas reserves and undiscovered fields in geological trends that we consider to contain an undiscovered resource base of oil and natural gas. The Company uses advanced geoscience technology to conduct these programs. The exploration team currently concentrates on two primary geographical focus areas: the Yegua Trend of the Texas and Louisiana Gulf Coast and the Cotton Valley Trend of East Texas and Western Louisiana. Secondary areas are the South Midland Basin and select areas in the mid-continent. The Company has a large inventory of exploration Prospects and Prospect Leads, and the Company is assembling drilling projects so that the Company will have drilling projects available to drill either for its own account or in which to offer participation to industry co-venturers (or both). The drilling projects which have been assembled are comprised of both exploratory projects with the objective of discovering new oil and gas fields and field development projects where existing oil and gas reservoirs believed by Company's technical staff to contain undeveloped oil and gas reserves and reacquiring development drilling opportunity. A total of approximately 18,955 gross acres, or approximately 14,341 net acres, of oil and gas leases have been acquired on these projects.

EXPLOITATION AND DEVELOPMENT OF PRODUCING FIELDS - On December 20, 2000, the Company spudded the Paggi #1, which was completed in February 2001. The initial production rate was 3.700 million cubic feet of gas per day (MMCF) and 475 barrels of condensate per day flowing through 22/64 inch choke with 1,986 psi flowing tubing pressure. On February 26, 2001, the Company commenced drilling the fourth well in this field, the Kolander #1, which was completed on May 19, 2001. The initial production rate was 2.900 million cubic feet of gas per day
(MMCF) and 525 barrels of condensate per day flowing through 16/64 inch choke with 3,367 psi flowing tubing pressure. On July 18, 2001, the Company commenced drilling the fifth well in this field, the Maness #1 and it is targeted for completion in multiple productive reservoirs. Assuming capital resources are available, during 2001 the Company plans on drilling two more wells in this field, with four wells targeted to be drilled in 2002. The Company has a 15% Working Interest in this field.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES OF SELECTED PROPERTIES - The Company continues to seek strategic producing property acquisitions that offer near-term production enhancement potential and longer-term development drilling potential.

Liquidity and Capital Resources

(a) Liquidity

At September 30, 2001, we had a working capital deficit of $4,915,000 compared with a deficit of $2,835,000 at December 31, 2000, a decrease in working capital of $2,080,000.

Net cash provided by operating activities during the nine month period ended September 30, 2001, was $1,913,000, whereas $300,000 was provided by operating activities for the same period in 2000. Net changes in operating assets and liabilities accounted for $1,962,000 of the cash flow provided by operating activities. During the nine-month period ended September 30, 2001, the Company realized a net loss of $1,278,000. This compares with a net loss of $858,000 for the same period in 2000. The 2000 loss reflects a gain of $599,000 ($421,000 after including related early extinguishment of debt cost and reversal of imputed interest) from the sale of long-term assets as compared to no gain reflected in the 2001 loss.

During the first nine months of 2001 the Company incurred capital expenditures of $2,968,000. During the same period in 2000 the Company had capital expenditures of $1,163,000 and received proceeds from its equity investment in EXUS of $250,000 and proceeds from the sale of securities, property and equipment of $19 million.

For the nine months ended September 30, 2001, $135,000 was provided by financing activities. This compares with $16.8 million used in financing activities for the same period in 2000.

(b) Capital Resources

The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. Capital expenditures for 2001 are budgeted at approximately $4.2 million for projects that include drilling and completion of 4 development wells, 3-D seismic acquisition for an exploration project, and acreage acquisition. The Company's share of the 3-D seismic acquisition is estimated to be $250,000. The actual timing of the drilling of the wells is dependent upon many unpredictable factors and the availability of capital, which could postpone expenditures because there are no contractual commitments to incur any of the budgeted costs.

Credit Facility

On July 6, 2001 (the "Loan Closing Date"), the Company entered into a new Loan Agreement with a bank for a two year, $5,000,000 revolving line of credit. The line of credit is subject to a borrowing base based on oil and gas reserves to be redetermined by the bank at any time but must be evaluated every six months. Company may request a redetermination one time per year. The initial borrowing base under this Loan Agreement was $2,000,000, with reductions of $50,000 per month during the term of the facility. The two-year facility will mature on July 5, 2003. The $1,130,000 outstanding under the Company's old line of credit was repaid through advances under this new line of credit with the bank. The Company is using the remaining facility for acquisition and development of oil and gas properties and for general working capital purposes, including letters of credit. The facility bears interest at either the Wall Street Journal Prime Rate plus the applicable Prime Rate Margin (250 basis points if more than two-thirds (2/3) of the commitment is outstanding, and zero basis points if less) or the Eurodollar Rate (LIBOR) plus the applicable LIBOR Margin, at the option of the Company. Eurodollar Rate credit facility pricing varies from LIBOR + 225 basis points if less than one-third of the commitment is outstanding, to LIBOR + 250 basis points for one-third to two-thirds of the commitment, to LIBOR + 275 basis points if greater than two-thirds of the commitment is outstanding.

Interest is payable monthly for balances bearing interest using the Prime Rate, and either monthly, bi-monthly or quarterly (depending on the interest period selected by the Company) for balances bearing interest using the Eurodollar Rate.

The facility is secured by all of the Company's oil and gas properties, and contains the following financial covenants:

     (4) Minimum Current Ratio. Commencing on the ninety-first day after the Loan Closing Date, the Company shall maintain, on a quarterly basis as of the last day of each fiscal quarter, a ratio of current assets to current liabilities of 1.0 to 1.0. For purposes of this ratio, current assets include the unused and available portion of the Line of Credit.

     (5) Minimum Net Worth. The Company shall have a net worth of not less than $1,866,600 on the Loan Closing Date, and thereafter shall maintain, on a quarterly basis as of the last day of each fiscal quarter, the minimum net worth requirement that shall be re-set annually after the end of each year. For purposes of this covenant, such number shall be adjusted to exclude non-cash items, including unrealized gains and losses, arising from the effects, if any, of the mark to market of those Hedging Obligations which are classified as cash flow hedges and determined "effective" pursuant to FASB Rule 133, or of other rules pertaining to other comprehensive income.

     (6) Minimum EBITDAX to Interest. The Company shall maintain, on a quarterly basis as of the last day of each fiscal quarter, a ratio (on a rolling four quarter basis) of EBITDAX to interest expense of not less than 2.00 to 1.00 through December 31, 2001, and of not less than
          2.50 to 1.00 thereafter. "EBITDAX" is defined as EBITDA, but adjusted as if the Company were to use the full cost method of accounting (under which all exploration expenses are capitalized) to capitalize exploration and dry hole costs rather than the Company's successful efforts accounting method of expensing intangible drilling costs (such as seismic and geological expenses), dry hole costs and other costs.

The facility contains other usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; restriction on changes in key management and financial statement reporting requirements. The credit facility also requires that the Company hedge at least 25% of its daily oil and gas production for twelve months.

As of September 30, 2001, the Company was not in compliance with certain of its loan covenants, however the Company sought and received waivers for its non-compliance with those loan covenants. In order for the Company to achieve compliance with its loan covenants in the future, it needs to raise additional capital and/or obtain amendment of certain loan covenants. Accordingly, the balance of this loan is classified as a current liability until such time as the Company is successful in raising the required capital and/or obtaining the necessary amendment of the loan covenants.

It is management's belief that the sources of capital described below will enable the Company to meet these covenants in the future. The Company is continually seeking methods and alternatives of financing in order to provide the Company with capital to augment its growth and solidify its financial position. In addition, the Company is reviewing its asset base so as to monetize assets that are underperforming. Further, a portion of the Company's business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. There can be no assurances, however, that these events will occur and their timing may be uncertain. Future availability of credit will depend on the success of the Company's development program and its ability to achieve and remain in compliance with its credit facility debt covenants.

(c) Results of Operations

Revenues have been lower during 2001 due to decreased equivalent unit volumes and the effect of the Company's commodity collar agreements. During the first nine months of 2001, the amount recorded for the cost of the commodity collar agreements was $334,000. During the same period in 2000 it was $102,000. As shown below, oil volumes decreased by 19% while natural gas volumes increased 12% during the nine-month period ended September 30. Oil volumes decreased 12% and gas volumes increased 43% for the three-month period ended September 30.


                                                          2001                             2000
                                              -----------------------------     ----------------------------
                                                  Sales           Average          Sales           Average
                                                 Volume            Prices          Volume           Prices
                                              -------------    ------------     -----------     ------------
    Nine Months Ended September 30,
      Gas (MCF)                                   252,252      $       5.15        225,455      $       3.49
      Oil (BBLS)                                   61,008      $      26.11         75,141      $      27.49

    Three Months Ended September 30,
      Gas (MCF)                                    91,263      $       3.23         63,967      $       4.57
      Oil (BBLS)                                   20,849      $      25.66         23,824      $      29.99

Average daily production of oil was 227 barrels for the three-month period ended September 30, 2001, and 259 for the same period in 2000. Average daily production of natural gas was 997 mcf for the three-month period ended September 30, 2001, and 695 for the same period in 2000. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 50% of estimated production for the twelve-month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its then existing bank credit facility. These hedges expired on May 31, 2001. Under terms set forth under the Company's new Loan Agreement, the Company is required to enter into hedges in amounts that represent 25% of the estimated production for periods up to twelve months. On September 28, 2001, the Company entered into commodity collar agreements for 112 barrels of oil per day for six months with a floor price of $22.20 per barrel and a ceiling of $24.50. The contracted volumes represent approximately 50% of estimated oil production for the six month period beginning in November 2001 and ending April 2002. Since the Company's oil production is approximately the same in proportion as gas is to its overall production, the Company is satisfying its obligation to hedge 25% of its overall production by hedging 50% of its oil production.


Three Months Ended September 30, 2001 and 2000

The Company reported a net loss of $522,000 for the quarter ended September 30, 2001, compared to a net loss of $333,000 in the same quarter in 2000. The 2000 loss reflects debt conversion expense of $174,000 related to the conversion of $700,000 of Subordinated Notes into our common stock, of which $167,000 is a non-cash charge. Oil and gas revenues decreased by $101,000, exploration expense increased $9,000, depreciation, depletion, and amortization increased $76,000 and general and administrative expense increased $144,000. These were partially offset by a decrease in interest expense of $21,000 and a decrease in production expense of $1,000.

Oil and gas revenues decreased by $101,000 as compared to the same period in 2000. A decrease in unit prices accounted for a $213,000 decrease. This was partially offset by an increase in production of $36,000 and a decrease in hedging loss of $76,000. Gas production increased 27,000 mcf, but oil production decreased 3,000 bbls.

Production expense decreased by $1,000 as compared to the same period in 2000. Severance taxes decreased $87,000 as a result of decreased revenue and a refund of $52,000 from the State of Utah. Workover costs increased $26,000 and other production costs increased $60,000 as a result of higher volumes of production. Production expense averaged $1.66 per mcfe during the three month period ended September 30, 2001, compared to $1.74 per mcfe for the same period in 2000.

Exploration expense increased by $9,000 due to increased exploration activity during the quarter as compared to the same quarter in the prior year.

Depreciation, depletion and amortization (DDA) increased by $76,000. An increase of approximately $7,000 is due to higher volumes, and an increase of $69,000 is due to a higher DDA rate. Depreciation, depletion and amortization averaged $1.04 per mcfe in 2001 as compared to $0.72 per mcfe for the same period in 2000.

Interest expense decreased by $21,000, from $55,000 in 2000 to $34,000 in 2001. The decrease is due to lower interest rates. The average outstanding balance in 2000 was $1 million as compared to an average outstanding balance of $1.4 million in the current period.

General and administrative expense increased $144,000 primarily because of increases in salaries, and consultant and professional fees.

Nine Months Ended September 30, 2001 and 2000

The Company reported a net loss of $1,278,000 for the nine-month period ended September 30, 2001, compared to a net loss of $858,000 in the same period in 2000. The 2000 loss reflects debt conversion expense of $174,000 related to the conversion of $700,000 of Subordinated Notes into our common stock, of which $167,000 is a non-cash charge. Also included in the 2000 loss is a non-cash charge of $250,000 for early extinguishments of debt. Oil and gas revenues decreased by $191,000, depreciation, depletion, and amortization increased $127,000, and interest expense increased $21,000. Also an impairment expense for oil and gas properties of $93,000 was recorded in 2001 and there was no impairment expense for the same period in 2000. There was also an increase of general and administrative expense of $135,000. These were partially offset with a decrease in exploration expense of $100,000, and an increase in other income of $152,000 primarily because of the recognition of income caused by adjusting the derivative liability account to fair value as of March 31, 2001, pursuant to SFAS No. 133. Also there was a gain on sale of assets in 2000 of $599,000 and none in 2001.

Oil and gas revenues decreased by $191,000 as compared to the same period in 2000. An increase in product prices created an increase of approximately $338,000, but a decrease in production accounted for a decrease of $297,000 and losses on hedging transactions in 2001 were $232,000 more than 2000.

Production expense decreased by $9,000 as compared to the same period in 2000. The decrease was a combination of a decrease in workover costs of $3,000, an increase of other production costs of $66,000 and a decrease of severance taxes of $72,000 which is primarily a result of decreased revenue and a state refund. Of the increase in other production cost of $66,000, a decrease in volume accounted for a decrease of $66,000 and an increase in unit cost accounted for an increase of $132,000. Production expense averaged $1.72 per mcfe during the nine month period ended September 30, 2001, compared to $1.58 per mcfe for the same period in 2000.

Exploration expense decreased by $100,000. In the prior period we recorded dry hole expense of $40,000 and approximately $131,000 in employee severance cost.

Depreciation, depletion and amortization increased by $127,000. Approximately $43,000 is a decrease due to lower volumes, and $170,000 is an increase due to a higher DDA rate. Depreciation, depletion and amortization averaged $1.01 per mcfe in 2001 as compared to $0.73 per mcfe for the same period in 2000.


Interest expense increased by $21,000, from $105,000 in 2000 to $126,000 in 2001. Most of the increase is due to the reversal of $72,000 in 2000 in accrued imputed interest that did not have to be paid because of the prepayment of the related debt. The amortization of loan costs were $8,000 more in 2001 than 2000. The average outstanding balance in 2000 was $1.6 million as compared to an average outstanding balance of $1.2 million in the current period.

General and administrative expense increased $135,000 primarily because of increases in consultant and professional fees.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling -of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company is required and plans to adopt the provisions of SFAS No. 144 beginning on January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and reference is made to the information contained there. On September 28, 2001, the Company entered into commodity collar contracts for 112 barrels of oil per day for six months with a floor price of $22.20 per barrel and a ceiling of $24.50. The contracted volumes represent approximately 50% of estimated oil production for the six month period beginning in November 2001 and ending April 2002. Since the Company's oil production is approximately the same in proportion as gas is to its overall production, the Company is satisfying its obligation to hedge 25% of its overall production by hedging 50% of its oil production. The Company entered into the hedge contracts to comply with the terms of its new Loan Agreement. These contracts expire on April 30, 2002. Under terms set forth under the Company's new Loan Agreement, the Company is required to enter into hedges in amounts that represent 25% of the estimated production for periods up to twelve months. The Company anticipates entering into costless collar contracts for oil and/or gas in amounts consistent with its requirement through the new Loan Agreement on or before April 30, 2002 for an additional six month term in order to satisfy its hedging requirement under the new Loan Agreement.





                           PART II - OTHER INFORMATION

ITEM 3.  NONE


ITEM 4.  NONE

ITEM 5.  OTHER INFORMATION

On May 29, 2001, Nasdaq sent the Company a letter stating that it was not in compliance with The Nasdaq SmallCap Market listing requirements because the Company's net tangible assets were below the $2 million minimum. The Company also did not comply with Nasdaq's newly proposed continued listing standard of $2.5 million in stockholders' equity. On June 13, 2001, the Company submitted to Nasdaq its specific plan to achieve and sustain compliance with The Nasdaq SmallCap Market listing requirements. On August 8, 2001, Nasdaq sent the Company a letter stating that Nasdaq was denying the Company's request for continued listing submitted in June. The Company requested and received a hearing to appeal Nasdaq's determination, which hearing was held on October 18, 2001. The Company was told that it would receive Nasdaq's decision in writing within 30 days of the date of the hearing. Pending the decision, the Company's securities will remain listed on The Nasdaq SmallCap Market. As of the date of this report the Company has not received a decision from Nasdaq.

Management has taken steps to implement a plan that it believes will allow the Company to maintain its listing on The Nasdaq SmallCap Market. However, if the Company is unsuccessful in maintaining its listing on The Nasdaq SmallCap Market, it expects that its securities will be eligible for quotation on the Over-the-Counter Bulletin Board ("OTCBB"), a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter equity securities.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         10.1 Loan Agreement (Line of Credit) dated as of July 6, 2001, by and between the Company and Hibernia National Bank

(b)      Reports on Form 8-K.
         None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VENUS EXPLORATION, INC.


     Dated: November 19, 2001            BY: /s/ JOHN Y. AMES
                                             -----------------------------------
                                         John Y. Ames
                                         (President and Chief Operating Officer)





     Dated: November 19, 2001            BY: /s/ P. MARK STARK
                                            ------------------------------------
                                         P. Mark Stark
                                         (Principal Financial Officer)

                                  EXHIBIT INDEX




EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

10.1 Loan Agreement (Line of Credit) dated as of July 6, 2001, by and between the Company and Hibernia National Bank.