Form 10-K405
period 2001-12-31
VENUS EXPLORATION INC
filed 2002-04-01
CIK 312037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant (all directors, officers and holders of five percent or more of the Common Stock of the Company are presumed to be affiliates for purposes of this calculation), computed by reference to the closing bid price of such stock on March 19, 2002, was approximately $2,010,000. As of March 19, 2002, the Registrant had outstanding 12,448,730 shares of Common Stock.

                                TABLE OF CONTENTS


PART I....................................................................................................................3
   ITEM 1.   BUSINESS.....................................................................................................3
   ITEM 2.   PROPERTIES..................................................................................................14
   ITEM 3.   LEGAL PROCEEDINGS...........................................................................................18
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................18
PART II..................................................................................................................18
   ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................18
   ITEM 6.   SELECTED FINANCIAL DATA.....................................................................................19
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................20
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................26
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................................26
   ITEM 9.   CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................26
PART III.................................................................................................................27
   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................27
   ITEM 11.  EXECUTIVE COMPENSATION......................................................................................29
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................34
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................36
PART IV..................................................................................................................37
   ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES....................................................................37

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those statements are contained under this Item 1 "-Business," under Item 7 "-Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-K. The forward-looking statements are identified by language that speaks of future events. For example, words such as "may," "could," "believe," "expect," "intend," "anticipate," "estimate," "target," "continue," "projected," "future," "will," "seek," and "plan". The forward-looking statements address such matters as geological estimates of oil and gas reserves, exploratory and development drilling plans and schedules, capital expenditures, availability of capital resources, financial projections, present values of future production, financing assumptions and other statements that are not historical facts. Although statements involving those matters are based on information available at the time this Annual Report on Form 10-K was prepared and although Venus believes that its statements are based on reasonable assumptions, it can give no assurance that its goals will be achieved or that the level of production or financial return expected can be achieved. Some of the important factors that could cause actual results to differ materially from those predicted in the forward-looking statements include (i) state and federal regulatory developments and statutory changes, (ii) the timing and extent of changes in commodity prices and markets, (iii) the timing and extent of success in acquiring leasehold interests and in discovering, developing or acquiring oil and gas reserves, (iv) the conditions of the capital and equity markets during the periods covered by the forward-looking statements, (v) reliance on estimates of reserves, (vi) drilling results, (vii) the Company's success in raising additional capital to fund its operations and to fund the execution of its strategy, and (viii) other matters beyond the control of the Company; e.g., the risk factors that are listed beginning on page 5.

COMPANY OVERVIEW

Venus Exploration, Inc. ("Venus" or the "Company") is an independent oil and gas exploration and development company. We acquire producing oil and gas properties onshore in the United States and apply advanced geoscience technology to the exploration for and exploitation of undiscovered reserves. The Company presently has oil and gas properties, acreage and production in eight states, including Texas, Louisiana, Oklahoma and Utah. Our current focus is:

o   the Expanded Yegua Trend of the Upper Texas and Louisiana Gulf Coast, and

o   the Cotton Valley Trend of East Texas and Western Louisiana.

Oil and gas terms and abbreviations that are used in this Annual Report on Form 10-K are defined in this Item 1 under "Business - Definition of Certain Oil and Gas Terms", beginning on page 12. Those terms and abbreviations are usually capitalized in the text.

Proved Reserves as of December 31, 2001, totaled 7.6 Bcfe, a decrease of 3.4 Bcfe from the 11.0 Bcfe that we reported at year-end 2000, a 30.90% decrease. The decrease is due to the downward revision of reserves of some existing properties, caused by lower unit prices at December 31, 2001 as compared to December 31, 2000, and by normal production. Production for 2001 totaled .9 Bcfe. Production was partially offset by .02 Bcfe of net new reserves added through discoveries and extensions, but revisions of previously estimated reserves showed a decrease of 2.4 Bcfe. In 2001, average daily net production decreased to 2,340 Mcfe/day from 2,400 Mcfe/day in 2000, a 2.5% decrease. The decrease is due to normal fluctuations. As of December 31, 2001, approximately 46% of our reserves are natural gas reserves. As of December 31, 2000, approximately 35% of our reserves were natural gas. Venus operates 39% of its Net Wells.

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

COMPANY HISTORY

We were incorporated in the State of Delaware in September 1985 under the name Xplor Corporation. In 1997, through a reverse merger, the present management team was put into place, implementing our current exploration and development focus. After that merger and change of management, we changed our name to Venus Exploration, Inc. We are a public entity traded on the OTC Bulletin Board under the symbol VENX.OB. Members of our management team have been responsible for the discovery, development and exploitation of relatively significant reserves of oil and gas for privately held predecessor companies over the last 30 years.

During the period between 1997 and 1999, our financial situation deteriorated in large part due to a downturn in oil and gas prices, a lack of cash flow and an inability to raise capital to finance new drilling projects or acquisitions of oil and gas properties. To address our financial condition, including our failure to comply with some covenants of our credit facility and our lack of liquidity, our management developed and implemented a restructuring plan. The following steps were implemented:

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

RECENT DEVELOPMENTS

Set forth below is an update of significant developments during 2001 and 2002

         Financial Advisor - In light of our working capital position, in March 2002, we engaged a financial advisor to assist us in exploring all financial alternatives ranging from recapitalization of the Company to a merger or sale of the Company or certain of its properties.

         Secured Note to Replace Certain Trade Debt - We are negotiating with one of our largest trade creditors to enter into a promissory note that would replace our current trade indebtedness to that creditor. This note would be secured by a second lien on the assets presently pledged to our primary lender. The trade creditor also requires the personal guaranty of this note by E.L. Ames, Jr., our Chairman and CEO. Pursuant to the terms of our credit agreement, we must obtain the consent of our primary lender before completing this transaction.

         Nasdaq Listing - On May 29, 2001, Nasdaq sent us a letter stating that we were not in compliance with The Nasdaq SmallCap Market listing requirements because our net tangible assets were below the $2 million minimum. We also did not comply with Nasdaq's newly proposed continued listing standard of $2.5 million in stockholders' equity. On June 13, 2001, we submitted to Nasdaq our specific plan to achieve and sustain compliance with The Nasdaq SmallCap Market listing requirements. On August 8, 2001, Nasdaq sent us a letter stating that Nasdaq was denying our request for continued listing submitted in June. We requested and received a hearing to appeal Nasdaq's determination, which hearing was held on October 18, 2001. Pending the decision, the Company's securities remained listed on The Nasdaq SmallCap Market. On January 8, 2002, we received notice from Nasdaq, that our stock was no longer eligible to be traded on the Nasdaq SmallCap Market and that our stock would begin trading on the OTC Bulletin Board. Our stock began trading on the OTC Bulletin Board on January 9, 2002.

         Current Credit Facility - On July 6, 2001 (the "Loan Closing Date"), we entered into a new Loan Agreement with a bank that was initially for a two year, $5,000,000 revolving line of credit. The line of credit is subject to a borrowing base based on oil and gas reserves to be redetermined by the bank at any time but must be evaluated every six months. We may request a redetermination one time per year. The initial borrowing base under this Loan Agreement was $2,000,000, with reductions of $50,000 per month during the term of the facility. The $1,130,000 outstanding under the our old line of credit was repaid through advances under this new line of credit with the bank. We are using the remaining facility for acquisition and development of oil and gas properties and for general working capital purposes, including letters of credit. The facility initially bore interest at either the Wall Street Journal Prime Rate plus the applicable Prime Rate Margin (250 basis points if more than two-thirds (2/3) of the commitment was outstanding, and zero basis points if less) or the Eurodollar Rate (LIBOR) plus the applicable LIBOR Margin, at the option of the Company. Eurodollar Rate credit facility pricing varied from LIBOR + 225 basis points if less than one-third of the commitment was outstanding, to LIBOR + 250 basis points for one-third to two-thirds of the commitment, to LIBOR + 275 basis points if greater than two-thirds of the commitment was outstanding. As of December 11, 2001, we entered into an amendment of our current credit facility whereby the interest rate was increased to the Wall Street Journal Prime Rate plus 200 basis points, and the revolving line of credit and the borrowing base were each reduced to $1,900,000. In conjunction with a sale of oil and gas properties that occurred on January 31, 2002, we entered into another amendment to the current credit facility where the term of the loan agreement was changed from July 5, 2003 to June 30, 2002, and the revolving line of credit and the borrowing base were each reduced to $1,850,000. As of March 21, 2002, we entered into an amendment of our current credit facility whereby the revolving line of credit was reduced to $938,454 and the borrowing base was reduced to $938,454, with reductions to such borrowing base of $50,000 per month during the term of the facility, and an additional reduction of $100,000 to occur on April 2, 2002, upon the expiration of a letter of credit.

         Successful Completions in the Constitution Field - During 2000, we successfully drilled two development wells in Jefferson County, Texas, in the Constitution Field. On February 26, 2001, we commenced drilling the fourth well in this field, the Kolander #1, which was completed on May 19, 2001. The initial production rate was 2.900 million cubic feet of gas per day (MMCF) and 525 barrels of condensate per day flowing through 16/64 inch choke with 3,367 psi flowing tubing pressure. On July 18, 2001, we commenced drilling the fifth well in this field, the Maness #1. The well is still being evaluated for a sidetrack operation.

RISK FACTORS

         Working Capital Deficit - We incurred a significant working capital deficit during 2001 in the course of drilling exploration and development wells and acquiring acreage for drilling prospects. In connection with those activities we have significantly increased our trade payables, both in dollar amount and the period for which they are delinquent. While our relationship with our creditors has remained positive and they have continued to work with us during this period of limited working capital, there is no assurance that such support will continue. Even though we do not anticipate continuing our drilling activities until we have obtained some working capital relief, there is no assurance that our creditors will not take actions in the meantime that could be detrimental to our efforts in that regard. In order to resolve our working capital deficit, we have engaged a financial advisor us to assist us in exploring all financial alternatives ranging from a recapitalization of the Company to a merger or sale of the Company or certain of its properties. There can be no assurances, however, that these events will occur, and their timing may be uncertain.

         Lack of Profitable Operations - Since commencing operations in 1996, we have not reported operating profits. We incurred net losses of approximately $2,007,000 for the year ended December 31, 1996, $4,168,000 for the year ended December 31, 1997, and $8,670,000 for the year ended December 31, 1998. Although we reported net income of $1,010,000 for 1999, that was a result of reporting a $4.8 million pre-tax gain from the sale of properties. In 1999, we reported a $3 million operating loss, in 2000 the operating loss was $1.5 million, and in 2001 the operating loss was $3.1 million.

We may never generate sufficient revenues to achieve profitability, excluding gains that we may report from sales of assets. Even if we attain profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. At December 31, 2001, we had an accumulated deficit of approximately $19.8 million.

         Loan Covenant Defaults - During 1998 our financial situation deteriorated in large part due to a downturn in oil and gas prices, a lack of cash flow and an inability to raise capital to finance new drilling projects or acquisitions of oil and gas properties. During the last half of 1998 and throughout 2001 we received a series of waivers from our previous lenders for defaults of certain financial covenants in our revolving credit agreements. We entered into our current credit facility in July 2001. It has similar financial covenants that we failed to satisfy as of December 31, 2001, and we have requested and received from our current lender a waiver of such defaults. Other than recording gains from sales of producing properties or other assets, we do not expect to generate net earnings until more Exploration and Development Wells are drilled and successfully completed. Also, oil and natural gas prices are volatile, and an unexpected drop in crude oil or natural gas prices could cause us, at some point in the future, to be in default under the terms of the current credit facility or its replacement. Accordingly, although our management intends to seek compliance with our current financial covenants, there is no assurance that management can do so.

         Substantial Capital Requirements - We rely on bank and other financing to implement our business plan. Our credit facility expires on June 30, 2002. Although we intend to refinance the outstanding balance under our credit facility, to date, we have not obtained a commitment from a lender for such a refinancing. There can be no assurance that our line of credit will be renewed with either our present lender or an alternative financial institution.

         Lack of Liquidity - Our assets are predominately real property rights and intellectual information that we developed regarding our properties and other geographical areas that we are studying for exploration and development. The market for these types of properties fluctuates and can be very small. Therefore, our assets can be very illiquid and not easily converted to cash. Even if a sale can be arranged, the price may be significantly less than levels that management believes the properties are worth. That lack of liquidity can have a materially adverse effect on our strategic plans, normal operations and credit facilities.

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

Likewise the price spike for natural gas that occurred in late 2000 and early 2001 did not last long enough for us to take full advantage of the higher prices. In fact, the subsequent price drop later in 2001 only highlighted the volatility and lack of predictability of gas prices.

On a pro forma basis for the twelve months ended December 31, 2001, excluding the oil and gas sales from non-core properties sold in 2002, our 2001 production was 62% crude oil and condensate; however, our earnings and cash flow are sensitive to fluctuations in both oil and gas prices. Excluding production from properties sold in early 2002, a $0.10 per Mcf change in average gas prices would have resulted in approximately a $31,000 difference in gross revenues for the twelve months ended December 31, 2001. Also on a pro forma basis, a $1.00 per Bbl change in average oil prices would have resulted in approximately an $85,000 difference in gross revenue for the twelve months ended December 31, 2001.

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

The estimates of future net revenues from our proved reserves and the present value of those revenues are based upon assumptions about future production levels. These assumptions may be wrong. The SEC PV-10 values as reported are based on a calculated present value of assumed future revenues. Those calculations do not provide for changes in oil and gas prices or for escalation of expenses and capital costs. "SEC PV-10" refers to present value calculated using a 10% discount rate and other conditions required by the Securities and Exchange Commission. The meaningfulness of such estimates is highly dependent upon the accuracy of the assumptions and discount rate upon which they are based.

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

         Potential Dilution - As of December 31, 2001, there were 1,140,217 shares of our common stock currently issueable upon exercise of outstanding warrants or vested options. The issuance of any of these shares could be considered dilutive to then-existing stockholders and could depress our stock price. In addition, the possibility that so many shares could be issued could further depress the price of our common stock.

         Control by Certain Stockholders - As of December 31, 2001, Range Resources Corporation and our current officers and directors as a group beneficially own more than forty-two percent (42%) of the undiluted voting power of the voting equity. One of our directors is the president of Range Resources Corporation. Consequently, if our current officers and directors and Range Resources Corporation act together, those stockholders are in a position to effectively control our affairs, including the election of all of our directors and the approval or prevention of certain corporate transactions that require majority stockholder approval.

         Dependence on Key Personnel - We are dependent upon Eugene L. Ames, Jr., Chairman of the Board and Chief Executive Officer, and John Y. Ames, President and Chief Operating Officer. Mr. Eugene L. Ames, Jr. is our executive with the most extensive contacts and relationships in the oil and gas industry. John Y. Ames has extensive experience in land management and acquisition. We are also dependent on Thomas E. Ewing and Bonnie Weise, both of whom are actively involved in the technical application of the geoscience methods that are the basis for our exploration activities. Dr. Ewing and Ms. Weise possess valuable experience and knowledge with regard to oil and gas exploration, and their technical expertise would be difficult to replace. We have employment agreements Dr. Ewing and Ms. Weise, both of which have non-competition clauses. We do not carry key-man insurance on any of these individuals. Our business and operations could be seriously harmed if Mr. Ames, Jr., Mr. J. Ames, Dr. Ewing or Ms. Weise were to leave us. Mr. Ames, Jr.'s employment agreement expired on July 1, 2001 and Mr. Ames, Jr. continues to be paid on a month to month basis under the same terms as were in place under the agreement, one of which was a non-compete provision.

         Existence as an OTC Bulletin Board Company - On January 8, 2002, we received notice from Nasdaq, that our stock was no longer eligible to be traded on the Nasdaq SmallCap Market and that our stock would begin trading on the OTC Bulletin Board. Our stock began trading on the OTC Bulletin Board on January 9, 2002. Many institutional and other investors refuse to invest in stocks that are traded at levels below the Nasdaq SmallCap Market(SM), and that could make our effort to raise capital more difficult. In addition, the firms that currently make a market for our common stock could discontinue that role. OTC Bulletin Board and "pink sheet" stocks are often lightly traded or not traded at all on any given day. Any reduction in liquidity or active interest on the part of investors in our common stock could hurt our shareholders either because of reduced market prices or a lack of a regular, active trading market for our common stock.

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

         Hedging Activities - Our lender requires us to enter into contracts that fix our revenue from the sales of our oil and gas production within an agreed price range. Hedging instruments are generally collars but may include fixed price swaps and, put and call options on futures. While hedging limits our exposure to adverse price movements, hedging limits the benefit of price increases and is subject to a number of risks, including the risk the counterparty to the hedge may not perform.

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

         Environmental Regulation - The exploration, development and production of oil and gas, including the operation of saltwater injection and disposal wells, are subject to various federal, state and local environmental, health and safety laws and regulations. Such laws and regulations can increase the costs of planning, designing, installing and operating oil and gas wells. Our domestic activities are subject to a variety of environmental laws and regulations. A partial list of the potentially applicable federal laws is:

   o  Oil Pollution Act of 1990,

   o  Clean Water Act,

   o Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"),

   o  Resource Conservation and Recovery Act ("RCRA"), and

   o  Clean Air Act.

In addition, the states in which we operate have comparable state statutes and regulations which may be more stringent than their federal counterparts. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Additionally, these laws and regulations require the acquisition of permits or other governmental authorizations before undertaking certain activities and may require us to incur significant capital expenditures to meet regulatory pollution control or emission standards.

Under the Oil Pollution Act, if we release oil into water or other areas designated by the statute, we can be held responsible for the costs of remediating such a release, damages specified in the Act, and the damage to natural resources. That liability can be extensive, depending on the nature of the release.

CERCLA and comparable state statutes, also known as "Superfund" laws, can impose joint and several retroactive liabilities, without regard to fault or the legality of the original conduct. In practice, cleanup costs are usually allocated among various potentially responsible parties. Although CERCLA currently exempts most petroleum products like crude oil, gas and natural gas liquids from the definition of "hazardous substance," our operations may involve the use or handling of other materials that may be classified as hazardous substances under CERCLA. Additionally there is no assurance that the exemption will be preserved in future amendments of the act.

RCRA and comparable state and local requirements impose standards for the management, including treatment, storage and disposal, of both hazardous and non-hazardous solid wastes. We generate hazardous and non-hazardous solid waste in connection with routine operations. From time to time, proposals have been made that would reclassify certain oil and gas wastes, currently managed as non-hazardous waste, including wastes generated during drilling and production operations, as "hazardous wastes" under RCRA. Hazardous wastes are subject to more rigorous and costly disposal and management requirements than are non-hazardous wastes. Such changes in the regulations may result in additional capital expenditures or operating expenses by the Company. While state laws vary on this issue, state initiatives to further regulate oil and gas wastes could have a similar impact.

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

Three customers each accounted for approximately 10% or more of consolidated revenues in 2001. Those are Duke Energy Field Services, Inc. (19%), Flying J Oil & Gas, Inc. (17%), and Gulfmark Energy, Inc. (14%). In 2000, three customers each accounted for approximately 10% or more of consolidated revenues. Those were Flying J Oil & Gas, Inc. (26%), Duke Energy Field Services, Inc. (13%), and Gulfmark Energy, Inc. (10%).

EMPLOYEES

As of March 15, 2002, the Company had 12 employees.

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

ITEM 2. PROPERTIES

OIL AND NATURAL GAS RESERVES

As of December 31, 2001, Ryder Scott Company, independent petroleum engineers, evaluated all of our properties in order to generate our PV-10 Value. The PV-10 Values shown in this Annual Report on Form 10-K are not intended to represent the current market value of the estimated net Proved Reserves of oil and natural gas properties we own. Prices and costs have been held constant based on December 31, 2001, prices and costs.

We have not filed any estimate of oil or gas reserve information with any federal authority or agency other than the U.S. Securities and Exchange Commission (SEC) and U.S Department of Energy Form EIA-23. The following table summarizes our estimates of our net Proved Reserves and their PV-10 Value as of December 31, 2001.


                                                PROVED RESERVES
                                           (AS OF DECEMBER 31, 2001)
                                   ----------------------------------------------
                                     PROVED           PROVED
                                    DEVELOPED       UNDEVELOPED          TOTAL
                                   ------------     ------------     ------------
Oil and Condensate (Mbbls)               424.84           234.17           659.01
Natural Gas (Bcf)                          2.08             1.56             3.64
Combined Equivalent BCF (Bcfe)             4.63             2.97             7.60
PV-10 Value (in thousands)(1)          4,505.08           591.14         5,096.22
                                   ============     ============     ============


                                              PROVED RESERVES BY STATE
                                             (AS OF DECEMBER 31, 2001)
---------------------------------------------------------------------------------------------------------------
                                                       TOTAL GAS     PERCENT OF        PV-10         PERCENT
               GROSS        OIL           GAS           EQUIV.         TOTAL           VALUE         OF PV-10
  STATE        WELLS      (Mbbl)         (Bcf)         (Bcfe)(3)       (Bcfe)        ($1,000)(1)      VALUE
---------      -----   ------------   ------------   ------------   ------------    ------------   ------------
Texas             81            262           3.17           4.74           62.4%          3,884           76.2%
Utah               8            279            .10           1.77           23.3%            598           11.7%
Oklahoma         147            105            .37           1.00           13.2%            564           11.1%
Other (2)          7             13             --            .09            1.1%             50            1.0%
               -----   ------------   ------------   ------------   ------------    ------------   ------------
TOTAL            243            659           3.64           7.60          100.0%          5,096          100.0%
               =====   ============   ============   ============   ============    ============   ============

(1)      Pre-tax

(2) Other states are Alabama, Louisiana and California. All of our Proved Reserves are in the United States.

(3)      We used a 6:1 ratio (mcf of gas/-bbl of oil) for the conversion.

The foregoing table represents a decrease in value and a decrease in volume of Proved Reserves as compared with December 31, 2000. The decreased reserves and value are primarily due to the higher oil and natural gas prices at year-end 2000 as compared to year-end 2001, although some decrease of reserves is due to normal production. See Note 11 of Notes to Consolidated Financial Statements (Supplementary Oil and Gas Disclosures) for further information.

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

DRILLING ACTIVITY

We drilled, or participated in the drilling of, the following number of wells during the periods indicated:



                                      DEVELOPMENT WELLS
----------------------------------------------------------------------------------------------------
                                  GROSS WELLS                               NET WELLS
                   ---------------------------------------   ---------------------------------------
      YEAR         PRODUCTIVE        DRY          TOTAL      PRODUCTIVE        DRY          TOTAL
----------------   -----------   -----------   -----------   -----------   -----------   -----------
1999                      3.00          1.00          4.00           .11           .07           .18

2000                      2.00            --          2.00           .17            --           .17

2001                      3.00          1.00          4.00           .23           .19           .42
                   -----------   -----------   -----------   -----------   -----------   -----------
          Totals          8.00          2.00         10.00           .51           .26           .77
                   ===========   ===========   ===========   ===========   ===========   ===========


                                           EXPLORATORY WELLS
----------------------------------------------------------------------------------------------------
                                 GROSS WELLS                               NET WELLS
                   ---------------------------------------   ---------------------------------------
     YEAR           PRODUCTIVE       DRY           TOTAL      PRODUCTIVE        DRY          TOTAL
----------------   -----------   -----------   -----------   -----------   -----------   -----------
1999                      1.00            --          1.00           .07            --           .07

2000                        --          1.00          1.00            --           .10           .10

2001                       .00           .00           .00           .00           .00           .00
                   -----------   -----------   -----------   -----------   -----------   -----------
          Totals          1.00          1.00          2.00           .07           .10           .17
                   ===========   ===========   ===========   ===========   ===========   ===========



                                          PRODUCTIVE WELLS
                                       AS OF DECEMBER 31, 2001
----------------------------------------------------------------------------------------------------
                                  GROSS WELLS                              NET WELLS
                   ---------------------------------------   ---------------------------------------
     STATE             OIL           GAS          TOTAL          OIL           GAS          TOTAL
----------------   -----------   -----------   -----------   -----------   -----------   -----------
Texas                       46            35            81          1.74          3.64          5.38

Oklahoma                   128            19           147          7.72           .62          8.34

Utah                         8             0             8          1.78           .00          1.78

Other(1)                     5             2             7           .83           .25          1.08
                   -----------   -----------   -----------   -----------   -----------   -----------
          Totals           187            56           243         12.07          4.51         16.58
                   ===========   ===========   ===========   ===========   ===========   ===========


(1)  Other states are  Alabama, Louisiana and California.

ACREAGE

The following table sets forth our Developed and Undeveloped Acreage as of December 31, 2001:


                            DEVELOPED AND UNDEVELOPED ACREAGE
--------------------------------------------------------------------------------
                                 GROSS ACRES                 NET ACRES
                       ---------------------------   ---------------------------
       STATE             DEVELOPED    UNDEVELOPED     DEVELOPED      UNDEVELOPED
--------------------   ------------   ------------   ------------   ------------
Oklahoma                     17,714             --            783             --
Texas                        28,734         16,413          1,941          8,808
Utah                          4,943             --          1,504             --
Louisiana                        --          3,268             --            817
Alabama                         480             --            144             --
California                      400             --             33             --
Michigan                        160             --              8             --
Kansas                           --            480             --            480
                       ------------   ------------   ------------   ------------
              Totals         52,431         20,161          4,413         10,105
                       ============   ============   ============   ============

PRODUCTION

The following table summarizes our net oil and gas production, weighted average sales prices and average production (lifting) costs per unit of production for the periods indicated:


                     UNITS OF PRODUCTION           AVERAGE SALES PRICE        AVERAGE
                ---------------------------   ---------------------------  --------------
                    OIL            GAS            OIL            GAS       LIFTING COST*
                ------------   ------------   ------------   ------------  --------------
     YEAR          (Mbbls)         (Bcf)          $/Bbl         $/Mcf          $/Mcfe
-------------   ------------   ------------   ------------   ------------  --------------
1999                      84           .316          17.54           2.23           1.25
2000                      94           .310          28.17           4.12           1.66
2001                      88           .326          24.49           4.54           1.74


*Includes severance taxes and ad valorem taxes.

NOTE: ALL OF OUR PRODUCTION IS IN THE UNITED STATES.

After December 31, 2001, we sold properties in Jasper County, Texas. Production for 2001 attributable to the properties sold totaled 3,345 barrels of oil and 19,872 Mcf of gas. Not reflected in the table above is our share of production attributable to our equity interest in EXUS Energy, which for 1999 totaled 544,200 Mcf at an average price of $2.86 per Mcf and average lifting cost of $0.39 per Mcf. We acquired our interest in EXUS Energy on June 30, 1999, and sold it on December 31, 1999.

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

OIL AND GAS PROPERTIES

Constitution Field - Of the properties we own and operate, we hold approximately 4,377 gross (4,020 net) acres and own a 15% working interest in the Constitution Field in Jefferson County, Texas. We underwrote a 3D seismic survey shot over the Constitution Field in 1999. Our technical staff interpreted this data and integrated the information with other subsurface geological information. We estimate that 5 proved, undeveloped drill sites with a total of 9 zones remain in the Constitution Field. The independent engineering consulting firm of Ryder Scott Company concurs with four of these drill sites. We have completed four wells in the field. On February 26, 2001, we commenced drilling the Kolander # 1, the fourth well in this field, and it was completed on May 19, 2001. The initial production rate was 2.90 million cubic feet of gas per day
(mmcf) and 525 barrels of condensate per day flowing through a 16/64 inch choke with 3,367 psi flowing tube pressure. On July 18, 2001, we commenced drilling the fifth well in this field, the Maness # 1. We are now evaluating the well for sidetrack operation.

Sale of Properties - On January 31, 2002, we closed on the sale of properties in Jasper County, Texas for an aggregate gross price of approximately $900,000.

OFFICE LEASE

In May 1997, we relocated our executive and operating offices to San Antonio, Texas, where we occupy premises of approximately 8,408 useable square feet pursuant to a lease that expires on May 31, 2006. The lease of the San Antonio office space provides for increased expenses at stated amounts and intervals and an adjustment for variations in utility costs. In addition, we have a lease of 12,570 useable square feet of space which terminates December 31, 2002. Effective July 1, 2001 we entered into a noncancelable sublease agreement whereby we subleased excess office space to a third party. The sublease expires on December 31, 2002, the same date our primary lease expires on the same office space. Under the sublease agreement, for 2002, we expect to receive $245,735.

We also had an office in Houston, Texas. The Houston office address was 363 W. Sam Houston Parkway, Suite 490, Houston, Texas 77060. That lease terminated on August 26, 2001 and we no longer have any operations or personnel in Houston. Our annual rental expense was approximately $203,000 during 2001.

See "Item 1 - BUSINESS" for additional information concerning our oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2001, we were not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

On January 9, 2002, our common stock began trading on the OTC Bulletin Board under the symbol, VENX.OB and is currently trading on the OTC Bulletin Board. Prior to January 9, 2002, our Common Stock traded on the NASDAQ SmallCap Market(SM) The following table sets forth the range of high and low closing bid prices for each quarterly period during the two most recent fiscal years as reported by the NASDAQ SmallCap Market(SM). All SmallCap quotations represent inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.



                                       HIGH             LOW
                                   ------------     ------------
2001
     First Quarter                 $     1.3125     $      .7500
     Second Quarter                      1.8300            .3100
     Third Quarter                       1.2500            .6100
     Fourth Quarter                       .9500            .4500

2000
     First Quarter                 $     2.0000     $      .4375
     Second Quarter                      1.0625            .6562
     Third Quarter                       1.1875            .6250
     Fourth Quarter                      1.8750            .7500

On March 19, 2002, the closing bid price, on the OTC Bulletin Board, for our Common Stock was $.40 per share.

We had 958 stockholders of record as of February 26, 2002, (including nominee holders such as banks and brokerage firms that hold shares for beneficial owners). We have not paid dividends in recent periods and have no present intention to resume payment of dividends. We presently intend to reinvest our net revenues in our ongoing business.

Potential Dilution - As of December 31, 2001, there were 1,140,217 shares of our common stock currently issuable upon exercise of outstanding warrants or vested options. The exercise prices and expiration dates for all these outstanding warrants and options are as follows:

NUMBER OF OPTIONS OR
      WARRANTS            EXERCISE PRICE              EXPIRATION DATE
 -------------------     -----------------            ---------------
           179,016       $0.6562 - $1.0470    Various times in 2009 through 2010

           136,801       $1.1191              March 2009

           150,396       $1.1520 -  1.1875    Various times in 2005 through 2010

           108,311       $1.2310              March 2004

            20,000       $1.2500              August 2003

           100,000       $1.3125              July 2004

            24,526       $1.4900              March 2009

           181,500       $1.5000 -  1.5125    Various times in 2004 through  2005

            20,000       $1.8750              January 2006

            32,000       $2.00   -  2.1250    various times in 2007 and 2008

           187,667       $3.29   -  3.7125    various times in 2003 and 2008
------------------
 TOTAL - 1,140,217


The issuance of any of these shares could be considered dilutive to then-existing stockholders and could depress our stock price. In addition, the possibility that so many shares could be issued could further depress the price of our common stock.

We entered into our current credit facility with a bank effective July 6, 2001. Under terms of the credit facility, we are not permitted to declare or to pay any dividend on any of our shares or to make any distribution to our stockholders.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth for the periods indicated our selected historical financial data. The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2001, have been derived from our audited historical financial statements. We acquired or divested significant producing oil and gas properties in all the periods presented, with most of the activity concentrated in 1999. Those acquisitions affect the comparability of the historical financial and operating data for the periods presented. The information below should be read in conjunction with Item 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and our Historical Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA

           AS OF AND FOR THE FIVE-YEAR PERIOD ENDED DECEMBER 31, 2001

                                                 (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
                                           -------------------------------------------------------
                                             2001        2000        1999       1998         1997
                                           --------    --------    --------   --------    --------
Total revenues                             $  3,302    $  3,718    $  2,184   $  2,805    $  2,476
Income (loss) before extraordinary items     (3,051)     (1,266)      1,010     (8,324)     (4,168)
Net income (loss)                            (3,051)     (1,516)      1,010     (8,670)     (4,168)
Per common share:
   Net income (loss) -- Basic                  (.25)       (.13)       0.09      (0.87)      (0.57)
   Net income (loss) -- Diluted                (.25)       (.13)       0.09      (0.87)      (0.57)
Long term debt                                   --          --       1,750         --       2,005
Other long-term liabilities                      28          13          18         23          27
Total assets                                  9,392       7,117      24,465      8,136      12,931

Fiscal 1999 includes pre-tax gain of $4.8 million from the sale of properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were incorporated in the State of Delaware in September 1985 as Xplor Corporation. In 1997, through a reverse merger, the majority of the present management team was put into place, implementing our current exploration and development focus. After that merger and change of management, we changed our name to Venus Exploration, Inc. We are publicly traded on the OTC Bulletin Board under the symbol VENX.OB. Our management team has been responsible for the discovery, development and exploitation of relatively significant reserves of oil and gas for our privately-held predecessor companies over the last 30 years.

In our current form, we are an independent oil and gas exploration and development company. We acquire producing oil and gas properties onshore in the United States and apply advanced geoscience technology to the exploration for and exploitation of undiscovered reserves. We presently have oil and gas properties, acreage and production in eight states, including Texas, Louisiana, Oklahoma and Utah. Our current geological and geographical areas of focus are:

         o the Expanded Yegua Trend of the Upper Texas and Louisiana Gulf Coast, and

         o        the Cotton Valley Trend of East Texas and Western Louisiana

During 2001, we participated in drilling 5 wells. One of the five wells was exploratory, and the other four were development wells. Two of the development wells were completed as gas wells, one in the Constitution Field, Jefferson County, Texas, and the other in the Welburton Field, Latimer County, Oklahoma. One was a reentry, and the other was a sidetrack to develop reserves in the Yegua Formation in Wharton County, Texas. Two other development wells were drilled in another Yegua Formation gas field in Jefferson County, Texas.

Because of the improving natural gas prices in 2000 and increased demand for natural gas, and increased cash flows within the industry, we increased generation of exploratory prospects in 2001. This prospect generation activity was and will be accomplished by utilizing geological and geophysical data supporting prospects and leads in our database and prospect inventory. We already have oil and gas leases on some of the properties in our prospect inventory. As to the other properties in our prospect inventory, we will attempt to obtain oil and gas leases where the prospects appear promising. From time to time, we may acquire new prospects from independent geologists or other exploration and production companies. In expanding our exploration activity, we expect to continue our historical practice of selling participation to industry venturers in order to reduce our financial risk and capital requirements.

Our Proved Reserves as of December 31, 2001, totaled 7.6 Bcfe, a decrease of 3.4 Bcfe from the 11.0 Bcfe we reported at year-end 2000, a 30.9% decrease. Production for 2001 totaled .9 Bcfe. Production was partially offset by .02 Bcfe of net new reserves added through discoveries, extensions, but revisions of previous estimated reserves showed a decrease of 2.4 Bcfe. In 2001, average daily net production decreased to 2,340 Mcfe/day from 2,400 Mcfe/day in 2000, a 2.5% decrease. The production decrease was due to normal fluctuations.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We analyze these estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, derivative instruments, income taxes and contingencies. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenues from the sale of products and services in the period delivered. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. Oil and gas properties are accounted for under the successful efforts method of accounting and are periodically evaluated for possible impairment. Impairments are recorded when management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. Our reserve estimates are prepared by engineers knowledgeable of and following the guidelines for reserves as established by the SEC. The estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgment. Estimated reserves are therefore, often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depletion rates utilized by the Company. We can not predict the types of reserve revisions that will be required in future periods. To the extent that we have investments in derivative instruments, we have analyzed our accounting treatment of them on a case by case basis and have typically not elected to treat those investments as hedges under FAS 133.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001, COMPARED WITH YEAR ENDED DECEMBER 31, 2000

We reported a net loss of $3.1 million for 2001 versus a net loss of $1.5 million for 2000. Our oil and gas production was 854 Mmcfe in 2001, compared to 878 Mmcfe in 2000, a decrease of 2%. Average oil prices decreased from $28.17 per barrel in 2000 to $24.49 in 2001, a 13% decrease. Average natural gas prices increased from $4.12 per Mcf to $4.54, an 10% increase. As a result of the decrease in production and oil prices, oil and gas revenue decreased by $.4 million, or 11%, to $3.3 million in 2001 from $3.7 million in 2000.

 Trade accounts payable at December 31, 2001 were $8,037,712 compared with $3,435,011 on December 31, 2000, an increase of $4,602,701. This increase is primarily attributable to the costs we incurred in connection with the drilling of two wells in 2001, one in Wharton County, Texas and the other in Jefferson County, Texas.

Oil and gas production costs in 2001 were $1,487,701 ($1.74 per Mcfe) compared with $1,456,335 in 2000 ($1.66 per Mcfe). The increase in total production expense of $.08 per Mcfe is mostly due to an increase in workover expense of $.13 per Mcfe, a decrease in production taxes of $.14 per Mcfe and an increase of lease operating expense (" LOE") of $.09 per Mcfe.

2001 production or lifting cost as a percentage of oil and gas sales increased to 45%, compared with 39% in 2000. This increase is almost entirely due to higher cost per Mcfe between the two periods as mentioned in the immediately preceding paragraph.

During 2001, we recorded impairment expense of $276,000 as compared to none recorded in 2000. We review for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. Such reviews were done for both 2001 and 2000. We follow SFAS No. 121 and recognize an impairment when the net future cash flow that is expected to be generated by a long-lived asset is less than the net carrying value of the asset. This comparison is performed on a field by field basis. If the net carrying value is greater, an impairment write down is recorded in the amount of the difference between the net carrying value and fair value. Fair value is based on estimated future discounted cash flows to be generated. Future cash flows for both the impairment test and for determining the amount of the write down are estimated using only proved reserves and our estimate of future product prices. Our current future price assumption is based on New York Mercantile Exchange ("NYMEX") futures pricing of crude oil and natural gas contracts for the periods that we consider to have meaningful trading volumes. By conducting the comparison on a field by field basis we may record an impairment even though the total estimated value of all our properties is greater than their total net carrying value.

Exploration expense, including geological, geophysical and seismic data acquisition and analysis and dry hole expenses of $1,338,385 in 2001 increased by $179,253 from $1,159,132 in 2000. The geological and geophysical expenses decreased by $340,000 during 2001, but dry hole and abandonment expense increased by $519,000, mainly because of the abandonment of a well in Wharton County, Texas.

Depreciation, depletion, and amortization (DDA) expense of $1,019,863 ($1.19 per Mmcfe) in 2001 increased by $325,120 from $694,743 ($.79 per Mcfe) in 2000. DD&A decreased by $19,000 because of a decrease in production, but increased $344,000 because of increased DDA rates. The rates increased because of a fall in reserves. This fall was mostly caused by unusually high gas prices at December 31, 2000 as compared to December 31, 2001.

During 2001, general and administrative expense of $2,184,506 increased $290,302 from $1,894,204 in 2000. This increase was primarily due to increased payroll costs and bad debt reserve during 2001.

Interest expense was $225,444 in 2001, compared to $169,217 in 2000. Interest expense includes amortization of deferred financing cost of $110,360 in 2001 and $72,367 in 2000. The average daily balances of interest-bearing debt was $1.3 million in 2001, compared to $1.5 million in 2000.

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

During 2000, we recorded no impairment expense as compared to $.5 million recorded in 1999. We review for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. Such reviews were done for both 2000 and 1999. We follow SFAS No. 121 and recognize an impairment when the net future cash flow that is expected to be generated by a long-lived asset is less than the net carrying value of the asset. This comparison is performed on a field by field basis. If the net carrying value is greater, an impairment write down is recorded in the amount of the difference between the net carrying value and fair value. Fair value is based on estimated future discounted cash flows to be generated. Future cash flows for both the impairment test and for determining the amount of the write down are estimated using only proved reserves and our estimate of future product prices. Our future price assumption is based on NYMEX futures pricing of crude oil and natural gas contracts for the periods that we consider to have meaningful trading volumes. By conducting the comparison on a field by field basis we may record an impairment even though the total estimated value of all our properties is greater than their total net carrying value.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had a working capital deficit of $7,850,733 compared with working capital deficit of $2,835,202 at December 31, 2000, a decrease in working capital of $5,015,531. Working capital at year-end 2001 and year-end 2000 reflects classifying notes payable of $1,254,351 and $1,130,000, respectively, as current.

In light of our current working capital situation, we are discontinuing our drilling and exploration activities, and do not anticipate making any further capital expenditures, until such time as we have significantly reduced our deficit.

Our outstanding bank debt is due June 30, 2002. While we are in discussions with our lender, there is no assurance that our line of credit will be renewed with either our present lender or an alternative financial institution. Regardless of whether a refinancing can be arranged, such refinancing is unlikely to be sufficient to allow us to execute our business plan. Accordingly, to continue operations, such as drilling additional development and exploration wells, as well as acquiring additional acreage, we will have to raise capital and/or liquidate assets. We have engaged a financial advisor to assist us in exploring all financial alternatives ranging from a recapitalization of the Company to a merger or sale of the Company or certain of its properties. There can be no assurances, however, that these events will occur and their timing may be uncertain.

Notwithstanding the foregoing we are continually seeking methods and alternatives of financing in order to provide us with the capital to refinance our working capital deficit and to improve our financial position. In addition, we are reviewing our asset base so as to monetize assets that are underperforming. Further, a portion of our business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities.

We are negotiating with one of our largest trade creditors to enter into a promissory note that would replace our current trade indebtedness to that creditor. This note would be secured by a second lien on the assets presently pledged to our primary lender. The trade creditor also requires the personal guaranty of this note by E.L. Ames, Jr., our Chairman and CEO. Pursuant to the terms of our credit agreement, we must obtain the consent of our primary lender before completing this transaction.

CURRENT CREDIT FACILITY

         On July 6, 2001 (the "Loan Closing Date"), we entered into a new Loan Agreement with a bank that was initially for a two year, $5,000,000 revolving line of credit. The line of credit is subject to a borrowing base based on oil and gas reserves to be redetermined by the bank at any time but must be evaluated every six months. We may request a redetermination one time per year. The initial borrowing base under this Loan Agreement was $2,000,000, with reductions of $50,000 per month during the term of the facility. The $1,130,000 outstanding under the our old line of credit was repaid through advances under this new line of credit with the bank. We are using the remaining facility for acquisition and development of oil and gas properties and for general working capital purposes, including letters of credit. The facility initially bore interest at either the Wall Street Journal Prime Rate plus the applicable Prime Rate Margin (250 basis points if more than two-thirds (2/3) of the commitment was outstanding, and zero basis points if less) or the Eurodollar Rate (LIBOR) plus the applicable LIBOR Margin, at the option of the Company. Eurodollar Rate credit facility pricing varied from LIBOR + 225 basis points if less than one-third of the commitment was outstanding, to LIBOR + 250 basis points for one-third to two-thirds of the commitment, to LIBOR + 275 basis points if greater than two-thirds of the commitment was outstanding. As of December 11, 2001, we entered into an amendment of our current credit facility whereby the interest rate was increased to the Wall Street Journal Prime Rate plus 200 basis points, and the revolving line of credit and the borrowing base were each reduced to $1,900,000. In conjunction with a sale of oil and gas properties that occurred on January 31, 2002, we entered into another amendment to the current credit facility where the term of the loan agreement was changed from July 5, 2003 to June 30, 2002, and the revolving line of credit and the borrowing base were each reduced to $1,850,000. As of March 18, 2002, we entered into an amendment of our current credit facility whereby the revolving line of credit was reduced to $938,454 and the borrowing base was reduced to $938,454, with reductions to such borrowing base of $50,000 per month during the term of the facility, and an additional reduction of $100,000 to occur on April 2, 2002, upon the expiration of a letter of credit.

The facility is secured by all of our oil and gas properties, and contains the following financial covenants:

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

The facility contains other usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; restriction on changes in key management and financial statement reporting requirements. The credit facility also requires that we hedge at least 25% of its daily oil and gas production for twelve months.

As of December 31, 2001, we were not in compliance with certain of our loan covenants; however, we sought and received waivers for its non-compliance with those loan covenants. In order for us to achieve compliance with our loan covenants in the future, we need to raise additional capital and/or obtain amendment of certain loan covenants.

CONTRACTUAL OBLIGATIONS

The following table provides a summary of the Company's contractual obligations as of December 31, 2001. Additional detail about these items are included in the notes to the consolidated financial statements.

                                                                                  Year 2006
Contractual Obligation         Year 2002   Year 2003     Year 2004    Year 2005   And After      Total
----------------------        ----------   ----------   ----------   ----------   ----------   ----------
Indebtedness                  $1,254,351           --           --           --           --   $1,254,351
Operating leases                 492,636      220,190      208,978      198,385       77,459    1,197,648
Other long term liabilities       25,056       20,628        7,380           --           --       53,064
                              ----------   ----------   ----------   ----------   ----------   ----------
Total contractual
    cash obligations          $1,772,043   $  240,818   $  216,358   $  198,385   $   77,459   $2,505,063


HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, which delays the required adoption of FAS 133 to fiscal 2001. We adopted SFAS No. 133 effective January 1, 2001. Under the transition provisions of SFAS No. 133, on January 1, 2001 we recorded an after-tax cumulative-effect-type adjustment to other comprehensive income of approximately $334,000 related to certain derivative instruments consisting principally of commodity collar agreements covering at least fifty percent (50%) of our monthly oil and gas production, as required by our bank lender. We elected not to use hedge accounting for derivatives existing at January 1, 2001. Subsequent changes in fair value of those derivatives were recorded in income.

Our current credit facility requires us to hedge approximately twenty five percent (25%) of our daily oil and gas production for a period of one year. On September 28, 2001, we entered into commodity collar agreements for 112 barrels of oil per day for the six month period from November 1, 2001 though April 30, 2002. The oil hedge is a costless collar with a floor of $22.20 per barrel and a ceiling of $24.50 per barrel. If the average NYMEX price is less than $22.20 for any month, we receive the difference between $22.20 and the average NYMEX price for that particular month. If the average NYMEX price is greater than $24.50 for any month, we pay the difference between $24.50 and the average NYMEX price for that particular month. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. We have determined that hedge accounting will not be elected for our derivative positions existing at December 31, 2001. Future changes in the fair value of those derivatives will be recorded in income. We entered into this costless collar with Enron North America Corp ("Enron"). Since we have a receivable from Enron in the amount of $18,209, we have elected to record a provision for bad debt in the same amount. In order to enter into this costless collar we had to give Enron a letter of credit ("L/C") in the amount of $100,000 with them as the benefitiory of the L/C. The L/C expires on April 1, 2002 and we and our current lender do not intend to renew the L/C.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk due to fluctuations in the price of natural gas and crude oil, as well as changes in interest rates.

Natural gas and crude oil prices fluctuate widely in response to changing market forces, which are beyond our control. Substantially all of our revenue is from the sale of natural gas and crude oil, so these price fluctuations can have a significant effect on our revenue. Our current credit facility requires us to hedge approximately twenty five percent (25%) of our daily oil and gas production for a period of one year. On September 28, 2001, we entered into commodity collar agreements for 112 barrels of oil per day for the six month period from November 1, 2001 though April 30, 2002. The hedging arrangements have the effect of locking in the effective prices we receive for the volumes hedged. For these volumes our exposure to a significant decline in product prices is significantly reduced; however, they also limit the benefit we might have received if prices increased above the cap. For every $1 the NYMEX average for a month is above the $24.50 per barrel ceiling, the Company's net income would decrease by approximately $3,360 for the month. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate them, was a gain of approximately $48,000, however, since the contract is with Enron, we have elected not to record any gain due to the doubtful nature of the contract. We have determined that hedge accounting will not be elected for our derivative positions existing at December 31, 2001.

While we are required to enter into hedges under the terms of our current credit facility, our use of these contracts has the intended impact of reducing the volatility of our oil and gas revenues. Should the price of a commodity decline, the revenue received from the sale of the product tends to decline to a corresponding extent. The decline in revenue is then partially offset based on the amount of production hedged and the hedge price. In 2001, a 10% reduction in oil and gas prices would have reduced revenue by approximately $364,000, but the hedging activities would have decreased the reduction to approximately $293,000.

Changes in product prices can also have a significant effect on the value of our oil and gas properties for purposes of determining whether an impairment write-down must be recorded. Although impairment write-downs do not affect cash flow, they do reduce our tangible net worth, which in turn affects our ability to meet the tangible net worth requirements under our existing credit facility.

Our earnings are also affected by changes in interest rates because our bank debt ($1,254,351 at December 31, 2001) is subject to a floating prime rate plus 2%. We plan to use significant levels of bank debt now and in the future to fund our capital expenditures and working capital needs. Fluctuations in these rates directly impact our interest expense. For every 1% change in the interest rate charged by the lender, our monthly net income would change inversely by approximately $1,000 based on the level of indebtedness in place on March 16, 2002; e.g., a 1% interest rate increase would decrease month net income by approximately $1,000.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The officers and directors are listed below with a description of their experience and certain other information. Each director was elected for a one-year term at the Company's 2001 annual stockholders' meeting of stockholders. Officers are appointed by the Board of Directors.


                            OFFICE
                             HELD
                     AGE     SINCE    POSITION
                     ---    ------    --------
E.L. Ames, Jr.        68     1997     Chairman and Chairman of the Board
John Y. Ames          46     1997     President and Director
J.C. Anderson         71     1998     Director
Martin A. Bell        50     1997     Director
James W. Gorman       71     1997     Director
Michael E. Little     47     1999     Director
Jere W. McKenny       73     1997     Director
John H. Pinkerton     48     1997     Director
P. Mark Stark         47     2000     Chief Financial Officer
Terry F. Hardeman     61     2000     Secretary, Treasurer and Chief Accounting Officer

         EUGENE L. AMES, JR., became Chairman, Chief Executive Officer and a director of Venus Exploration following its acquisition of the assets and liabilities of The New Venus Exploration, Inc. ("New Venus") in 1997. He is a member of Venus Exploration's Executive Committee. He is the father of John Y. Ames. He has been in the oil and gas business since 1955 and had been associated with New Venus and its predecessor entities since 1962 and chief executive officer of those predecessor entities since 1991. He graduated from the University of Texas at Austin in 1955 with a B.S. degree in Geology. He served from 1991-93 as the Chairman of the Independent Petroleum Association of America, the national trade group representing independent oil and natural gas producers in Washington, D.C., and he currently serves as a member of the Policy Committee of the American Petroleum Institute (API) and as Chairman of the Texas Oil and Gas Association. He is also the Chairman of the Board of Directors of Southwest Research Institute.

         JOHN Y. AMES, became President, Chief Operating Officer and a director of Venus Exploration following the acquisition of New Venus in 1997. He is a member of Venus Exploration's Executive Committee. He had been associated with New Venus and its predecessor entities as Vice President since 1984. He became Executive Vice President of those predecessor entities in 1995 and President and Chief Operating Officer in 1996. He is the son of Eugene L. Ames, Jr. He graduated from the University of Texas at Austin in 1978 with a B.B.A. in Petroleum Land Management.

         J.C. ANDERSON, was the Chairman and Chief Executive Officer of Anderson Exploration, Ltd., a public oil and gas exploration and development company based in Canada, until it was sold to Devon Energy in October 2001. He founded Anderson Exploration, Ltd., as a private company in 1968 was employed by it until the sale. Mr. Anderson intends to stay active in the oil and gas business in Canada. Mr. Anderson has been a director of Venus Exploration since 1998. He holds a B.S. in Petroleum Engineering from the University of Texas at Austin and has more than 40 years experience in the oil and gas business.

         MARTIN A. BELL, is the Vice Chairman and General Counsel of D. H. Blair Investment Banking Corp., New York, New York, and has been a senior officer of that organization and predecessor companies since 1991. D. H. Blair Investment Banking Corp. is a member of the New York Stock Exchange. Mr. Bell has been a director of Venus Exploration since 1997. He is chairman of Venus Exploration's Audit Committee. Mr. Bell is also a director of News Communications, Inc.

         JAMES W. GORMAN, became a director of Venus Exploration following the acquisition of New Venus in 1997. He is a member of the Compensation and Audit Committees. He is a petroleum geologist and has been engaged in the oil and gas business either as a drilling contractor or independent producer for 43 years. He is currently, and has been for more than 5 years, an independent investor in various ventures, including exploration and development of oil and gas properties. He is

President of Cockfield Exploration, Inc., a closely-held oil and gas company based in San Antonio, Texas. He also serves as a member of the Board of Directors of Cullen Frost Bancshares Corporation, a bank holding company (NYSE).

         MICHAEL E. LITTLE, has been employed as Chairman and Chief Executive Officer of Pioneer Drilling Company, Inc.(AMEX: PDC), an oil and gas drilling company based in San Antonio, Texas, since 1999. From 1982 until 1998 he was President and Chairman of the Board of Dawson Production Services, Inc.(NYSE:
DPS), a well servicing company based in San Antonio, Texas. He has more than 24 years of experience in oil and gas operations management, including six years as a drilling foreman and engineer. He is a graduate of Texas Tech University with a B.S. Degree in Petroleum Engineering. He became a director of Venus Exploration in 1999. Venus Exploration also retains him as a consultant. He is a member of Venus Exploration's Executive and Compensation Committees.

         JERE W. MCKENNY, became a director of Venus Exploration following the acquisition of New Venus in 1997. He is a member of the Audit and Compensation Committees. He has been President of McKenny Energy Co., an oil and gas exploration company based in Oklahoma City, Oklahoma, since September 1994. In 1977, he became a director and the Vice Chairman of the Board of Kerr-McGee Corp., an oil and gas exploration company based in Oklahoma City, Oklahoma, and from 1984 until 1993, he also was President and Chief Operating Officer of Kerr-McGee Corp.

         JOHN H. PINKERTON, became a director of Venus Exploration following the acquisition of New Venus in 1997. He has been employed by Range Resources Corporation (formerly Lomak Petroleum, Inc.), an independent oil and gas operating company based in Fort Worth, Texas since 1988, of which he was appointed President in 1990 and Chief Executive Officer in 1992. He is a director of Range Resources Corporation. Prior to joining Range Resources, he was Senior Vice President of Snyder Oil Corporation. He holds a B.A. degree in Business Administration from Texas Christian University and an M.B.A. from the University of Texas.

         P. MARK STARK, has been the Chief Financial Officer of Venus Exploration since December 2000. Prior to his association with Venus, he held the position of Executive Vice President of Alamo Water Refiners, Inc. between 1998 and 2000, and Chief Financial Officer with Dawson Production Services, Inc.(NYSE: DPS), between 1995 and 1998. He is a graduate of Southern Methodist University with an M.B.A. in Finance and the University of Texas at Austin with a B.B.A. degree in Finance and Accounting.

         TERRY F. HARDEMAN, has been the Chief Accounting Officer and Secretary/Treasurer of Venus Exploration since 2000. He has consulted with Venus Exploration and its predecessors since 1990. He is a graduate of Stephen F. Austin University with a B.B.A. degree in Accounting and of University of Houston with a Masters of Business Administration. He is a Certified Public Accountant in the State of Texas.

         The Board has established three committees to assist it in the discharge of its responsibilities.

         Audit Committee. The Audit Committee reviews the professional services provided by independent public accountants and the independence of such accountants from management. This Committee also reviews the scope of the audit coverage, the annual financial statements and such other matters with respect to the accounting, auditing and financial reporting practices and procedures as it may find appropriate or as have been brought to its attention. Messrs. Bell, Gorman and McKenny are the members of the Audit Committee.

         Compensation Committee. The Compensation Committee reviews and approves officers' salaries and administers the bonus, incentive compensation and stock option plans. The Committee advises and consults with management regarding benefits and significant compensation policies and practices. This Committee also considers nominations of candidates for officer positions. The members of the Compensation Committee are Messrs. Gorman, Little and McKenny.

         Executive Committee. The Executive Committee reviews and authorizes actions required in the management of the business and affairs of Venus, which would otherwise be determined by the Board, where it is not practicable to convene the full Board. The members of the Executive Committee are Messrs. Ames, Jr., Ames and Little.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Statements of Changes in Beneficial Ownership of Securities on Form 4 generally are required to be filed by the tenth day of the month following the month during which the change in beneficial ownership of securities occurred. The Company believes that all reports of securities ownership and changes in such ownership required to be filed during 2001 were timely filed.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by Venus Exploration for the past three fiscal years to its chief executive officer and its other executive officers whose salary and bonus exceeded $100,000. At no time during this period did Venus Exploration pay any other executive officer annual compensation exceeding $100,000. No compensation information is given for any person for any year in which that person was not an officer of Venus Exploration.

                           SUMMARY COMPENSATION TABLE

                                                             ANNUAL COMPENSATION        SECURITIES         ALL OTHER
                                                FISCAL     -----------------------      UNDERLYING         COMPENSA-
             NAME AND POSITION                   YEAR      SALARY($)     BONUS ($)      OPTIONS (#)       TION ($) (1)
             -----------------                  ------     ---------     ---------      -----------       ------------
Eugene L. Ames, Jr.,  Chairman &                 2001       190,000          -0-           -0-               8,569
    Chief Executive Officer (2).............     2000       173,375          -0-           98,517            2,224
                                                 1999       138,858          -0-           52,074            2,220

John Y. Ames, President &                        2001       142,500       25,000           43,065            7,730
   Chief Operating Officer (3)..............     2000       122,841       50,000           35,037            7,138
                                                 1999        90,292          -0-           21,898            7,539

P. Mark Stark,                                   2001       103,924       20,000          100,000            6,256
   Chief Financial Officer (4)..............     2000        12,500          -0-           16,842              -0-


----------

(1) Except as otherwise specified, this amount consists of cash amounts contributed by Venus Exploration to match a portion of the executive's contributions under the 401(k) Plan and the costs of group term life insurance provided to employees and personal use of a company-owned vehicle.

(2)      Eugene L. Ames, Jr., Became Chief Executive Officer on May 21, 1997.

(3)      John Y. Ames became President and Chief Operating Officer on May 21,
         1997.

(4)      P. Mark Stark became Chief Financial Officer on December 12, 2000.

OPTION GRANTS IN FISCAL 2001

                                                                                POTENTIAL REALIZABLE
                                                                                  VALUE-AT-ASSUMED
                                                                                   ANNUAL RATES OF
                                                                                     STOCK PRICE
                                                                                   APPRECIATION FOR
                                             INDIVIDUAL GRANTS                       OPTION TERM
-----------------------------------------------------------------------------  --------------------
                          NUMBER OF     % OF TOTAL
                          SECURITIES      OPTIONS
                          UNDERLYING     GRANTED TO
                           OPTIONS      EMPLOYEES IN   EXERCISE   EXPIRATION
        NAME               GRANTED      FISCAL YEAR     PRICE        DATE         5%           10%
        ----              ----------    ------------   --------   -----------   -------     -------
John Y. Ames .........       43,065         20.9%      $   0.69     09/27/06    $ 8,210     $18,141
P. Mark Stark ........      100,000         48.4%      $    .63      9/27/11    $19,063     $42,125


OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table shows, for the company's chief executive officer and the other executive officers named in the Summary Compensation Table, the number of shares acquired upon the exercise of options during 2001, the amount realized upon such exercise, the number of shares covered by both exercisable and non-exercisable stock options as of December 31, 2001, and the values for "in-the-money" options, based on the positive spread between the exercise price of any such existing stock options and the year-end price of the common stock.

                AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                              SHARES                       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                           ACQUIRED ON      VALUE       OPTIONS AT DECEMBER 31, 2001        DECEMBER 31, 2001 (1)
                           EXERCISE OF    REALIZED($)   -----------------------------   ----------------------------
      NAME                  OPTIONS(#)       (2)        EXERCISABLE     UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
      ----                 ------------   -----------   -----------     -------------   ------------   ------------
Eugene L. Ames, Jr .....       -0-         $  -0-         190,591             -0-          $   -0-        $     -0-
John Y. Ames ...........       -0-         $  -0-          76,965          43,065          $   -0-        $     -0-
P. Mark Stark ..........       -0-         $  -0-          16,842         100,000          $   -0-        $     -0-


----------

(1) Aggregate market value based on December 31, 2001 stock price of $0.56 per share of the shares covered by the options.

(2) Represents the difference between the aggregate exercise price and the aggregate value, based upon the stock price on the date of exercise.


EMPLOYMENT AGREEMENT WITH CHIEF EXECUTIVE OFFICER

         On July 1, 1999, Eugene L. Ames, Jr., entered into a two-year employment contract with Venus Exploration that established his annual salary at $190,000 per year and other compensation, including the use of an automobile. This agreement replaced the three-year agreement that expired on June 1, 1999. The prior agreement also provided for annual compensation of $190,000. The employment agreement also included agreements by Eugene L. Ames, Jr. with regard to confidentiality and noncompetition in order to protect Venus Exploration's proprietary information. Mr. Ames, Jr.'s employment agreement expired on July 1, 2001 and Mr. Ames, Jr. continues to be paid on a month to month basis under the same terms as were in place under the agreement, one of which was a non-compete provision.

         Beginning on March 1, 1999, Mr. Ames, Jr. agreed to take a 21.5% salary reduction, and on May 1, 1999, the salary reduction was increased to 35%. In return for the salary reduction, on March 1, 1999, Venus Exploration granted Mr. Ames, Jr., options to buy 52,074 shares of Venus Exploration's common stock, and on August 1, 1999, it granted him options to acquire another 98,517 shares. All of those options are now fully vested. The exercise price for the first set of options is $1.23, which was 110% of the fair market value of a share of the common stock on the date of grant of those options. They expire on February 28, 2004, and they vested in semi-monthly increments beginning March 1, 1999. The exercise price for the second set of options is $1.152, which was 110% of the fair market value of a share of the common stock on the date of grant of those options. Those options will expire on December 12, 2005, and they vested contingently in semi-monthly increments beginning August 1, 1999. The contingency was shareholder approval of the increase in the number of shares subject to the 1997 Incentive Plan which was approved at the Company's 2000 Annual Meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors currently consists of James W. Gorman, Michael E. Little and Jere W. McKenny. No member of the Compensation Committee was, during fiscal 2001, an officer or employee of Venus Exploration or any of its subsidiaries, nor was any member of the Compensation Committee formerly an officer of Venus Exploration or any of its subsidiaries. However, Mr. Little serves as a consultant to Venus Exploration under an agreement that was entered into before he began serving on the Compensation Committee. During fiscal year 2001, no executive officer of the Company served either as:

         o a member of the compensation committee or board of directors of another entity, one of whose executive officers served on the Compensation Committee, or

         o a member of the compensation committee of another entity, one of whose executive officers served on Venus Exploration's Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Currently, decisions on compensation of Venus Exploration's executive officers are made by the Compensation Committee of the Board of Directors. The following addresses Venus Exploration's executive officer compensation policies for 2001.

         GENERAL. Venus Exploration's compensation program is designed to enable Venus Exploration to attract, to motivate and to retain high quality senior management by providing a competitive total compensation opportunity based on performance. To this end, Venus Exploration provides for base salaries, bonuses based on subjective factors and stock-based incentives that strengthen the mutuality of interests between employees and Venus Exploration's stockholders.

         SALARIES. Eugene L. Ames, Jr.'s salary through June 30, 2001 was provided for in an employment agreement. The material terms of Eugene L. Ames, Jr.'s employment agreement are described above under the caption "Employment Agreement with Chief Executive Officer.". Mr. Ames, Jr.'s employment agreement expired on July 1, 2001 and Mr. Ames, Jr. continues to be paid on a month to month basis under the same terms as were in place under the agreement, one of which was a non-compete provision.

         Salaries of the executive officers were determined based upon the level of responsibility, time with Venus Exploration, and the contribution and performance of the particular executive officer. Evaluation of these factors was subjective, and no fixed or relative weights were assigned to the factors considered. Because of the economic conditions in the oil and natural gas industry and the impact upon Venus Exploration's performance, Venus Exploration reduced the salaries of its executive officers beginning in March of 1999. These salary reductions range from between 21.5% to 35%, and they have been partially offset by the grant of additional stock options to Venus Exploration's executive officers. On or about March 31, 2000, Venus Exploration reinstated the prior levels of salary compensation.

         BONUS COMPENSATION. Through the use of annual bonuses, Venus Exploration seeks to effectively tie executive compensation to Venus Exploration's performance. The Compensation Committee granted some bonuses during 2001 based on the discretion of the Compensation Committee, taking into account, among other factors, the financial performance of Venus Exploration.

         OPTIONS AND RESTRICTED STOCK GRANTS. Venus Exploration uses grants of stock options and restricted stock to its key employees and executive officers to closely align the interests of such employees and officers with the interests of its stockholders. The 1997 Incentive Plan is administered by the Compensation Committee, which determines the persons eligible for awards, the number of shares subject to each grant, the exercise price of options and the other terms and conditions of the grants of options or restricted stock.

         THE COMPENSATION COMMITTEE
         Jere W. McKenny
         James W. Gorman
         Michael E. Little

DIRECTOR COMPENSATION

         Directors of Venus Exploration are compensated under the 1997 Incentive Plan. Under the 1997 Incentive Plan, non-employee directors receive (a) $12,000 per year, and (b) $500 per board meeting attended, whether in person or by phone. Such payments are made in the form of grants of shares of common stock or, at the option of a director, a combination of Venus Exploration's common stock and cash. In the case of the second option, the cash compensation is limited to a maximum of 25% of the $12,000 per year.

FIVE-YEAR STOCKHOLDER RETURN COMPARISON

         Set forth below is a line graph comparing, for the five (5)-year period ended December 31, 2001, the yearly percentage change in the cumulative total stockholder return on the Venus Exploration common stock with that of (a) all U.S. companies quoted on the Nasdaq Market Index and (b) the SIC Code Index for crude petroleum and natural gas stocks. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                               [PERFORMANCE GRAPH]

                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS*
                        AMONG VENUS EXPLORATION INC.,(1)
                     SIC CODE INDEX AND NASDAQ MARKET INDEX


COMPANY                       1997     1998     1999     2000     2001
-------                      ------   ------   ------   ------   ------
Venus Exploration, Inc.      164.71    64.71    64.71    45.59    26.35
Industry Index                93.80    60.07    86.93    75.58    97.61
Broad NASDAQ Market          122.50   169.84   313.65   191.36   151.07


* $100 INVESTED ON 12/31/96 IN STOCK OR INDEX, INCLUDING REINVESTMENT OF DIVIDENDS.


         (1) Stock prices shown for dates prior to May 21, 1997 are attributable to Xplor Corporation, and its financial history is not contained in Venus Exploration's Annual Report on Form 10-K for the year ended December 31, 2001. Therefore, comparisons of the stock price history with other historical financial data for the period before May 21, 1997 is misleading.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the information as of December 31, 2001, regarding the shares of common stock owned and shares of common stock issuable upon exercise or conversion of outstanding options, warrants or convertible securities that can be exercised or converted by their terms on or before March 31, 2002, by (a) each person, including any group, who is known by management to be the beneficial owner of more than 5% of the common stock as of such date, (b) each director and director nominee, (c) Venus Exploration's executive officers, and (d) all directors and executive officers as a group based upon shares of common stock outstanding on such date.


                                                      AMOUNT & NATURE OF
                                                     BENEFICIAL OWNERSHIP    PERCENT OF
DIRECTORS, NOMINEES AND EXECUTIVE OFFICERS                   (1)               CLASS
------------------------------------------           --------------------    ----------
Eugene L. Ames, Jr. ..............................       2,028,604(2)          16.09%
John Y. Ames .....................................         468,682(3)           3.75%
J. C. Anderson ...................................          48,259                 *
Martin A. Bell ...................................          99,388(4)              *
James W. Gorman ..................................         364,474              2.94%
Michael E. Little ................................         341,798              2.75%
Jere W. McKenny ..................................          87,261                 *
John H. Pinkerton ................................             -0-(5)              *
P. Mark Stark ....................................          18,842(6)              *
Terry F. Hardeman ................................           7,334(7)              *

Directors and Executive Officers as a group
 (10 persons) ....................................       3,464,642             27.20%

                                                      AMOUNT & NATURE OF
                                                     BENEFICIAL OWNERSHIP    PERCENT OF
NAME AND ADDRESS OF FIVE PERCENT SHAREHOLDERS                 (1)              CLASS
---------------------------------------------        --------------------    ----------
Eugene L. Ames, Jr.
1250 NE Loop 410, Suite 810
San Antonio, TX  78209 ...........................        2,028,604(2)          16.09%

J. Morton Davis
44 Wall Street
New York, NY  10005 ..............................        1,049,139(4)           8.45%

Range Resources Corporation
500 Throckmorton Street
Fort Worth, TX  76102 ............................        2,166,213(5)          17.55%

Mustang Drilling, LTD.
101 West Fordall
Henderson, TX 75652 ..............................        1,020,230(8)           8.22%


----------

* Less than one percent (1%).

(1) All persons named have sole voting and investment power, except as otherwise noted.

(2) Includes (a) 289,690 shares and 190,591 exercisable options owned by Eugene L. Ames, Jr.; (b) 1,140,399 shares, or 9.18% of the common stock, owned by Ellen R. Y. Ames, the spouse of Eugene L. Ames, Jr.; and (c) 407,924 shares owned by Venus Oil Company, which is controlled by Mr. and Mrs. Eugene L. Ames, Jr.

(3)      Includes exercisable options to purchase 76,935 shares.

(4) Includes 30,000 exercisable options. The data with respect to Mr. Bell excludes shares owned by his employer, and Mr. Bell disclaims beneficial ownership of his employer's shares. J. Morton Davis owns Mr. Bell's employer, and that entity is deemed to own 1,049,139 shares.

(5) The data with respect to Mr. Pinkerton does not reflect the 2,166,213 shares that are beneficially owned by Range Resources Corporation, of which Mr. Pinkerton is President. Mr. Pinkerton disclaims beneficial ownership of such shares.

(6)      Includes exercisable options to purchase 16,842 shares.

(7)      Includes exercisable options to purchase 7,334 shares.

(8) Mustang Drilling, Ltd. has sole voting power for 888,830 shares. Michael T. Wilhite, Sr. has sole voting power for 72,000 shares, Andrew
         D. Mills has sole voting power for 59,400 shares and Michael T. Wilhite, Jr. has sole voting power for 0 shares. Each has shared voting power for 1,020,230.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EUGENE L. AMES, JR.

         Venus Exploration currently operates approximately four (4) wells, projects and prospects in which Venus Oil Company owns a royalty interest. Venus Oil Company is owned by Mr. Ames, Jr., and his immediate family. Those family members include his son, John Y. Ames, and his daughter, Elizabeth Ames Jones, wife of Will C. Jones IV, who is discussed below. Venus Oil Company received $1,573 last year in proceeds from wells and projects operated by Venus Exploration.

COCKFIELD EXPLORATION COMPANY

         Venus Exploration currently operates approximately forty (40) wells, projects and prospects in which Cockfield Exploration Company owns an interest. Cockfield Exploration Company is owned by Mr. James W. Gorman, who has been a director of Venus Exploration or its predecessors since June 1996. All wells and prospects in which Cockfield Exploration has participated since Mr. Gorman became a director are operated under project agreements or joint operating agreements entered into prior to Mr. Gorman becoming a director of the company. During 2001, Cockfield Exploration Company paid Venus Exploration $24,913 for its share of joint costs. Cockfield Exploration Company received $44,116 last year in proceeds from wells and projects operated by Venus Exploration.

WILL C. JONES, IV

         Will C. Jones, IV, is the son-in-law of Eugene L. Ames, Jr., and the brother-in-law of John Y. Ames. He is currently a shareholder of Earl & Brown, P.C. Mr. Jones and Earl & Brown, P.C. provide legal counsel to Venus Exploration. In 2002, Venus Exploration expects to pay Earl & Brown, P.C. in excess of $60,000 for such services. During 2001, Mr. Jones was of counsel to Lindow & Treat, LLP, and Venus Exploration paid fees of $110,847 for the services of Mr. Jones and others in that firm and Earl & Brown, P.C.

RANGE RESOURCES CORPORATION

         Range Resources Corporation owns a 15% working interest in the Venus Westbury Farms #1 well and in the Venus-Apache Gas Unit Well #1. Both of those wells are in the Constitution Field in Jefferson County, Texas. Mr. John H. Pinkerton is the president and chief executive officer of Range Resources, and he has been a director of Venus Exploration since May 1997. The Westbury Farms well was completed in early 1998 with sales commencing in late August 1998. The Venus-Apache Gas Unit Well #1 was completed in September 2000. Range Resources participated on the same basis, adjusted for size of working interest, as other non-operators. During 2001 Range Resources paid Venus Exploration $1,121,605 for its share of joint costs, and it received $918,926 in 2001 as proceeds from the Westbury Farms #1 well.

JAMES W. GORMAN AND MICHAEL E. LITTLE - REGISTRATION RIGHTS AGREEMENTS

         Concurrently with the issuance of certain 7.0% Convertible Subordinated Promissory Notes (the "Subordinated Notes") in 1999, the Company entered into registration rights agreements with each noteholder, including Messrs. Gorman and Little. The registration rights agreements gave the noteholders the option to register for resale under the Securities Act of 1933 the shares of the Company's common stock that they would receive upon conversion of the such Subordinated Notes. The Subordinated Notes were converted by all of the noteholders into shares of the Company's Common Stock in June 2000. Pursuant to the terms of the registration rights agreements, the registration would only be on a registration statement otherwise being filed by the Company for sales on its own behalf. The Company Exploration also agreed not to grant any new registration rights to third parties if those rights would adversely impact the rights of the holders of the Subordinated Notes described above.

MICHAEL E. LITTLE

         Beginning April 1, 1999, Michael E. Little, a director of Venus Exploration, was engaged by the company as a consultant. He provides advice and assistance in financial and organizational matters. The company pays him $3500 per month and reimburses him for his expenses incurred on behalf of the company. The relationship may be terminated by either party upon thirty (30) days notice.


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


3.       EXHIBITS

*3.1 Articles of Incorporation of Venus Exploration, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

*3.2 Bylaws of Venus Exploration, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

*4.1 Warrant to purchase Common Stock issued to Martin A. Bell (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

*4.2 Form of Registration Rights Agreement between Venus Exploration, Inc. and various holders of 7% Convertible Subordinated Notes (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999)

*+4.3 Form of Salary Reduction Stock Option Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999)

*+10.1 Registrant's 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company Registration Statement on Form S-4 (File No. 33-1903) declared effective January 8, 1986)

*+10.2 Registrant's 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

*+10.3 1997 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.4 Form of Registration Rights Agreement executed in conjunction with 7% Convertible Subordinated Notes (incorporated by reference to Exhibit
         10.5 to the Company's Quarterly Report on Form 10-Q for the period June 30, 1999)

*+10.5 Executive Employment Agreement dated July 1, 1999, between the Company and E. L. Ames, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999)

*10.6 Loan Agreement dated May 5, 2000, between the Company and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000)


*10.7 First Amendment to the Loan Agreement dated May 5, 2000, by and between the Company and Bank One Texas, N.A. (incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000)

*+10.8 Consulting Agreement effective October 30, 2000, between the Company and P. Mark Stark (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.9 Forbearance Agreement and Second Amendment to Loan Agreement Dated May 5, 2001, by and between the Company and Bank One, Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001)

*10.10 Loan Agreement (Line of Credit) dated as of July 6, 2001, by and between the Company and Hibernia National Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)

10.11 Waiver and Amendment dated as of December 11, 2001, by and between the Company and Hibernia National Bank (filed herewith)

*21.1 List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

23.1 Consent of KPMG LLP regarding incorporation by reference (filed herewith)

23.2 Consent of Ryder Scott Company regarding incorporation by reference (filed herewith)

---------
*  Incorporated herein by reference.

+  Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.

         Form 8-K dated November 21, 2001.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGE
Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of
   December 31, 2001 and 2000                                            F-3

Consolidated Statements of Operations for
   Each of the years in the three-year period
   Ended December 31, 2001                                               F-4

Consolidated Statements of Shareholders' Equity and Comprehensive
   Income for each of the years in the three-year period
   Ended December 31, 2001                                               F-5

Consolidated Statements of Cash Flows for each of the
   Years in the three-year period ended December 31, 2001                F-6

Notes to Consolidated Financial Statements                               F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Venus Exploration, Inc.:

We have audited the accompanying consolidated balance sheets of Venus Exploration, Inc. and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Venus Exploration, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, as of January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                              KPMG LLP

March 22, 2002,
San Antonio, Texas

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                             ----------------------------
                                                                                 2001           2000
                                                                             ------------    ------------
ASSETS
     Current assets:
         Cash and equivalents                                                $    430,515    $  1,086,035
                                                                             ------------    ------------
         Trade accounts receivable, net                                         1,861,155       1,034,375
         Prepaid expenses and other                                                83,614          73,461
                                                                             ------------    ------------
                     Total current assets                                       2,375,284       2,193,871
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                               6,686,285       4,783,125
     Other property and equipment, net                                            150,696          93,644
     Deferred financing costs, at cost less accumulated amortization              147,060          30,813
     Other assets, at cost less accumulated amortization                           32,814          15,730
                                                                             ------------    ------------
                                                                             $  9,392,139    $  7,117,183
                                                                             ============    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                              $  8,037,712    $  3,435,011
         Other liabilities                                                        933,954         464,062
         Current notes payable                                                  1,254,351       1,130,000
                                                                             ------------    ------------
                     Total current liabilities                                 10,226,017       5,029,073
     Other long-term liabilities                                                   28,008          13,085
                                                                             ------------    ------------
                     Total liabilities                                         10,254,025       5,042,158
     Shareholders' equity (deficit):
         Preferred stock; par value of $.01; 5,000,000 shares
              authorized; none issued and outstanding                                  --              --
         Common stock; par value of $.01; 50,00,000 shares
              authorized; 12,441,375 and 12,341,065 shares issued,
              and 12,414,495 and 12,314,185 shares outstanding in 2001 and
              2000, respectively                                                  124,414         123,411

         Additional paid-in capital                                            18,815,374      18,721,312
         Accumulated deficit                                                  (19,761,432)    (16,710,706)
         Less cost of treasury stock (26,880 shares)                              (40,242)        (40,242)
         Unearned compensation                                                         --         (18,750)
                                                                             ------------    ------------
                     Total shareholders' equity (deficit)                        (861,886)      2,075,025
     Commitments and contingencies                                           $  9,392,139    $  7,117,183
                                                                             ============    ============


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                    2001            2000            1999
                                                                ------------    ------------    ------------
 Oil and gas revenues                                           $  3,302,250    $  3,718,364    $  2,183,681
                                                                ------------    ------------    ------------
 Costs of operations:
     Production expense                                            1,487,701       1,456,334       1,025,947
     Exploration expenses, including dry holes                     1,338,385       1,159,132         664,581
     Impairment of oil and gas properties                            276,435              --         544,740
     Depreciation, depletion and amortization                      1,019,863         694,743         663,236
     General and administrative                                    2,184,506       1,894,204       2,291,017
                                                                ------------    ------------    ------------
              Total expenses                                       6,306,890       5,204,413       5,189,521
                                                                ------------    ------------    ------------
              Operating loss                                      (3,004,640)     (1,486,049)     (3,005,840)
                                                                ------------    ------------    ------------
 Other income (expense):
     Interest expense                                               (225,444)       (169,217)       (895,602)
     Equity in net earnings from EXUS Energy, LLC                         --              --         444,968
     Debt conversion expense                                              --        (235,451)             --
     Gain on sale of assets                                              184         598,502       4,762,170
     Interest and other income                                       179,174          25,905          33,888
                                                                ------------    ------------    ------------
                                                                     (46,086)        219,739       4,345,424
                                                                ------------    ------------    ------------
 Net income (loss) before income taxes and extraordinary item     (3,050,726)     (1,266,310)      1,339,584
 Income tax expense                                                       --              --         330,000
                                                                ------------    ------------    ------------
Income (loss) before extraordinary item                           (3,050,726)     (1,266,310)      1,009,584
 Extraordinary loss on early extinguishment of debt                       --        (250,000)             --
                                                                ------------    ------------    ------------
              Net income (loss)                                 $ (3,050,726)   $ (1,516,310)   $  1,009,584
                                                                ============    ============    ============

 Basic and diluted earnings (loss) per share:
     Earnings (loss) before extraordinary item                  $       (.25)   $       (.11)   $       0.09
     Extraordinary loss on early extinguishment of debt                   --            (.02)             --
                                                                ------------    ------------    ------------
     Earnings (loss)                                            $       (.25)   $       (.13)   $       0.09
                                                                ============    ============    ============

Common shares and equivalents outstanding:
     Basic                                                        12,373,642      11,666,444      11,011,218
                                                                ============    ============    ============

     Diluted                                                      12,373,642      11,666,444      11,579,723
                                                                ============    ============    ============


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                          Accumu-
                                                                                        lated other
                                                 Additional                Retained       Compre-
                           Issued     Common      Paid-in     Treasury     Earnings       hensive        Unearned
                           Shares     Stock       capital      Stock      (deficit)       Income       Compensation      Total
                        -----------  --------   -----------   --------   ------------   ------------   ------------    ----------
Balances,
December 31, 1998        10,971,325  $109,713   $17,209,042   $     --   $(16,203,980)  $         --       (243,750)   $  871,025
Net income                       --        --            --         --      1,009,584             --             --     1,009,584
Net unrealized change
  in investment
  securities                     --        --            --         --             --         68,750             --        68,750
                                                                                                                       ----------
Comprehensive
  income                         --        --            --         --             --             --             --     1,078,334
Compensation cost for
  stock and stock
  options                    62,536       626       100,644         --             --             --             --       101,270
Interest paid with
  common stock               21,424       214        26,907         --             --             --             --        27,121
Earned compensation              --        --            --         --             --             --        112,500       112,500
                        -----------  --------   -----------   --------   ------------   ------------   ------------    ----------
Balances,
December 31, 1999        11,055,285   110,553    17,336,593         --    (15,194,396)        68,750       (131,250)    2,190,250

Net Loss                         --        --            --         --     (1,516,310)            --             --    (1,516,310)
Net unrealized change
  included in net
  income                         --        --            --         --             --        (68,750)            --       (68,750)
                                                                                                                       ----------
Comprehensive income
  (loss)                                                                                                               (1,585,060)
Treasury stock -
  26,880 shares
  purchased                                --                  (40,242)            --             --             --       (40,242)

Compensation cost for
  stock and stock
  options                    79,873       799       112,347         --             --             --             --       113,146
Interest paid with
   common stock              63,053       630        54,920         --             --             --             --        55,550
Convertible
   subordinated
   notes converted to
   common stock           1,142,854    11,429     1,217,452         --             --             --             --     1,228,881
Earned compensation              --        --            --         --             --             --        112,500       112,500
                        -----------  --------   -----------   --------   ------------   ------------   ------------    ----------
Balances,
December 31, 2000        12,341,065   123,411    18,721,312    (40,242)   (16,710,706)            --        (18,750)    2,075,025

Net Loss                         --        --            --         --     (3,050,726)            --                   (3,050,726)

Unrealized loss on
  derivative instruments                                                                    (334,000)                    (334,000)
  upon adoption of SFAS
  No. 133

Reclassification
 adjustments for loss
 recognized                                                                                  334,000                      334,000
                                                                                                                       ----------
Comprehensive loss                                                                                                     (3,050,726)

Compensation cost
   for stock and
   stock options            100,310     1,003        94,062         --             --             --             --        95,065

Earned compensation              --        --            --         --             --             --         18,750        18,750
                        -----------  --------   -----------   --------   ------------   ------------   ------------    ----------
Balances
December 31, 2001        12,441,375  $124,414   $18,815,374   $(40,242)  $(19,761,432)  $         --   $         --    $ (861,886)
                        ===========  ========   ===========   ========   ============   ============   ============    ==========


          See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                        2001            2000           1999
                                                                    ------------    ------------    ------------
Operating Activities:
    Net earnings (loss)                                             $ (3,050,726)   $ (1,516,310)   $  1,009,584
    Adjustments to reconcile net loss to net cash used in
            operating activities:
          Depreciation, depletion and amortization of oil and gas
            properties                                                 1,019,863         694,743         663,236
          Other depreciation and amortization                            508,084         151,181         147,388
          Impairments, abandoned leases, and dry hole costs            1,002,390         195,864         593,470
          Gain on sale of property and equipment                              --        (598,502)     (4,762,170)
           Debt and option conversion expense                                 --         228,881              --
          Equity in net earnings of EXUS                                      --              --        (444,968)
          Loss on early extinguishment of debt                                --         250,000              --
          Compensation expense for stock and stock options               113,814         225,647         213,770
          Interest expense paid with common stock                             --          55,550          27,121
          Deferred interest expense on EXCO note                              --         (71,556)         71,556
          Changes in operating assets and liabilities:
            Trade accounts receivable                                   (826,780)       (316,411)       (303,269)
            Prepaid expenses and other                                   (27,237)            986         (12,878)
            Trade accounts payable                                     4,602,700       1,987,092         179,177
            Other liabilities                                            136,170        (603,071)        633,577
                                                                    ------------    ------------    ------------
              Net cash  provided by (used in) operating
              activities                                               3,478,278         684,094      (1,984,406)
                                                                    ------------    ------------    ------------
 Investing Activities:
    Capital expenditures                                              (4,046,465)     (1,542,891)       (584,815)
    Investment in EXUS                                                        --              --      (7,450,806)
    Distributions from EXUS                                                   --         250,000         493,839
    Proceeds from sales of property and equipment                             --      19,376,964       2,641,129
                                                                    ------------    ------------    ------------
              Net cash provided by (used in) investing
              activities                                              (4,046,465)     18,084,073      (4,900,653)
                                                                    ------------    ------------    ------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes
            payable                                                    2,339,796       3,678,609       9,063,495
    Principal payments on long-term debt and notes                    (2,200,522)    (21,223,371)     (2,038,239)
            payable
    Deferred financing costs                                            (226,607)        (82,801)        (30,356)
    Proceeds from issuance of stock                                           --              --              --
    Prepayment penalty on early extinguishment of debt                        --        (250,000)             --
    Purchase of treasury stock                                                --         (40,242)             --
                                                                    ------------    ------------    ------------
              Net cash provided by (used in) financing
              activities                                                 (87,333)    (17,917,805)      6,994,900
                                                                    ------------    ------------    ------------
    Increase (decrease) in cash and equivalents                         (655,520)        850,362         109,841
    Cash and equivalents, beginning of year                            1,086,035         235,673         125,832
                                                                    ------------    ------------    ------------
    Cash and equivalents, end of year                               $    430,515    $  1,086,035    $    235,673
                                                                    ============    ============    ============


See accompanying notes to consolidated financial statements.

                    VENUS EXPLORATION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

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

     (f)  Revenue Recognition

          The Company records revenue for oil sales when the oil is sold. The Company records revenue following the entitlement method of accounting for gas imbalances. As of December 31, 2001 and 2000, there were no significant imbalances. Three customers accounted for approximately 19%, 17% and 14% of total consolidated revenues for the year ended December 31, 2001. Three customers accounted for approximately 26%, 13% and 10% of total consolidated revenues for the year ended December 31, 2000. Three customers accounted for approximately 19%, 13% and 8% of total consolidated revenues for the year ended December 31, 1999.

          Accounts receivable at December 31, 2001 and 2000 are net of an allowance for doubtful accounts of $108,800 and $ 36,600 respectively.

     (g)  Deferred Financing Costs

          Deferred financing costs consist of costs associated with obtaining the Company's debt agreements, as discussed in Note 5, which are amortized over the expected term of the related borrowings.

     (h)  Hedging Transactions

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133, which delayed the required adoption of FAS 133 to fiscal 2001. The Company adopted SFAS No. 133 effective January 1, 2001. Under the transition provisions of SFAS No. 133, on January 1, 2001 the Company recorded an after-tax cumulative-effect-type adjustment to other comprehensive income of approximately $334,000 related to certain derivative instruments consisting principally of commodity collar agreements covering at least fifty percent (50%) of its monthly oil and gas production. The Company has determined that hedge accounting will not be elected for derivatives existing at January 1, 2001. Future changes in fair value of those derivatives will be recorded in income. As required by its bank lender, the Company enters into commodity derivative contracts for non-trading purposes as a hedging strategy to manage commodity prices associated with oil and gas sales and to reduce the impact of price fluctuations.

          On September 28, 2001, we entered into commodity collar agreements for 112 barrels of oil per day for the six month period from November 1, 2001 though April 30, 2002. The oil hedge is a costless collar with a floor of $22.20 per barrel and a ceiling of $24.50 per barrel. If the average NYMEX price is less than $22.20 for any month, we receive the difference between $22.20 and the average NYMEX price for that particular month. If the average NYMEX price is greater than $24.50 for any month, we pay the difference between $24.50 and the average NYMEX price for that particular month. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. We have determined that hedge accounting will not be elected for our derivative positions existing at December 31, 2001. Future changes in the fair value of those derivatives will be recorded in income. We entered into this costless collar with Enron North America Corp ("Enron"). Since we have a receivable from Enron in the amount of $18,209 at December 31, 2001, we have recorded a provision for bad debts in the same amount.

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

     (m)  Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of temporary cash investments and trade receivables. The Company places its temporary cash investments in U.S. Government securities and in other high quality financial instruments. The Company's customer base consists primarily of independent oil and natural gas producers and purchasers of oil and gas products.

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

          In 2000 and 2001 the Company reported net losses therefore basic and diluted earnings per share are not presented. In 1999 basic and diluted earnings per share were calculated as follows.

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
                                                                                                ============


(o)  Recent Accounting Pronouncements


     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have an effect on the Company's financial statements.

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of the impairment of long-lived assets to be held, and used and
     (b) measurement of long-lived assets to be disposed of by sale. The Company is required and plans to adopt the provisions of SFAS No. 144 beginning on January 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

(3)  OIL AND GAS PROPERTIES

     Oil and gas properties consist of the following at December 31, 2001 and 2000:

                                                                2001             2000
                                                            ------------    ------------
Proved properties                                           $ 10,710,728    $  8,685,387
Unproved properties                                              945,612         116,360
                                                            ------------    ------------
                                                              11,656,340       8,801,747
Less accumulated depreciation, depletion and amortization     (4,970,055)     (4,018,622)
                                                            ------------    ------------
                                                            $  6,686,285    $  4,783,125
                                                            ============    ============


     The impairment of oil and gas properties recognized in 2001 includes a net write-down of proved properties of approximately $276,435 (none in 2000). Impairment is recognized only if the carrying amount of a property is greater than its expected future cash flows based on proved reserves and estimated future commodity prices. The amount of the impairment is based on the estimated fair value of the property.

(4)  OTHER PROPERTY AND EQUIPMENT

     Other property and equipment consists of the following at December 31, 2001 and 2000:

                                                               2001         2000
                                                            ---------    ---------
Transportation equipment                                    $      --    $   6,293
Furniture, fixtures and office equipment                      556,342      556,234
Geophysical interpretation system                             118,516      118,516
                                                            ---------    ---------
                                                              674,858      681,043
Less accumulated depreciation, depletion and amortization    (524,162)    (587,399)
                                                            ---------    ---------
                                                            $ 150,696    $  93,644
                                                            =========    =========

(5)  NOTES PAYABLE

     Notes payable consists of the following at December 31, 2001 and 2000:

                                                               2001        2000
                                                            ----------   ----------
Revolving credit                                            $1,254,351   $1,130,000
                                                            ==========   ==========


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

     The Subordinated Notes were to mature in 2004, and the noteholders had the option to convert the debt into the Company's common stock at any time, at a conversion price of $1.15 per share, the market value of the common stock on the date the terms were agreed to. On June 30, 2000, five of the six noteholders agreed to convert the original principal amount of their debt holdings, $700,000, into 799,997 shares of the Company's common stock pursuant to an offer by the Company to induce conversion. The Company offered the noteholders the opportunity, until June 30, 2000, to convert the Subordinated Notes at a conversion price of $0.875 per share. The lower conversion price of $0.875 per share resulted in 191,303 additional shares being issued than would have been issued under the original conversion price of $1.15 per share. During the year ended December 31, 2000, the Company recorded $167,000 in non-cash debt conversion expense related to the fair value of the 191,303 additional shares issued. The Company also incurred $7,000 of legal cost related to the debt conversion.

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

     Hibernia National Bank

     On July 6, 2001 (the "Loan Closing Date"), we entered into a new Loan Agreement with a bank that was initially for a two year, $5,000,000 revolving line of credit. The line of credit is subject to a borrowing base based on oil and gas reserves to be redetermined by the bank at any time but must be evaluated every six months. We may request a redetermination one time per year. The initial borrowing base under this Loan Agreement was $2,000,000, with reductions of $50,000 per month during the term of the facility. The $1,130,000 outstanding under the our old line of credit was repaid through advances under this new line of credit with the bank. We are using the remaining facility for acquisition and development of oil and gas properties and for general working capital purposes, including letters of credit. The facility initially bore interest at either the Wall Street Journal Prime Rate plus the applicable Prime Rate Margin (250 basis points if more than two-thirds (2/3) of the commitment was outstanding, and zero basis points if less) or the Eurodollar Rate (LIBOR) plus the applicable LIBOR Margin, at the option of the Company. Eurodollar Rate credit facility pricing varied from LIBOR + 225 basis points if less than one-third of the commitment was outstanding, to LIBOR + 250 basis points for one-third to two-thirds of the commitment, to LIBOR + 275 basis points if greater than two-thirds of the commitment was outstanding. As of December 11, 2001, we entered into an amendment of our current credit facility whereby the interest rate was increased to the Wall Street Journal Prime Rate plus 200 basis points, and the revolving line of credit and the borrowing base were each reduced to $1,900,000. In conjunction with a sale of oil and gas properties that occurred on January 31, 2002, we entered into another amendment to the current credit facility where the term of the loan agreement was changed from July 5, 2003 to June 30, 2002, and the revolving line of credit and the borrowing base were each reduced to $1,850,000. As of March 18, 2002, we entered into an amendment of our current credit facility whereby the revolving line of credit was reduced to $938,454 and the borrowing base was reduced to $938,454, with reductions to such borrowing base of $50,000 per month during the term of the facility, and an additional reduction of $100,000 to occur on April 2, 2002, upon the expiration of a letter of credit. As of March 30, 2002, our current credit facility has a revolving line of credit of $938,454 and a borrowing base of $938,454, and will expire on June 30, 2002.

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

     As of December 31, 2001, the Company was not in compliance with certain of its loan covenants; however, the Company sought and received waivers for its non-compliance with those loan covenants. In order for the Company to achieve compliance with its loan covenants in the future, the Company needs to raise additional capital and/or obtain amendment of certain loan covenants.

     In conjunction with the Company' costless collar contract that was entered into as a requirement of its Loan Agreement, the Company had to give Enron a letter of credit ("L/C") in the amount of $100,000 with Enron as the beneficiary of the L/C. The L/C expires on April 1, 2002 and the Company and its current lender do not intend to renew the L/C.


(6)  INCOME TAXES

     No provision for federal income taxes has been recorded in the accompanying financial statements for the year ended December 31, 2001 due to the losses recorded by the Company. For the year ended December 31, 2000, no provision was recorded due to the availability of net operating loss carryforwards.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                        2001            2000
                                                     -----------    -----------
Deferred tax assets:
    Oil and gas and other property and
      equipment, principally due to differences
      in depreciation, depletion, and amortization   $    74,000    $   241,000
    Net operating loss carryforwards                   5,528,000      4,255,000
    Depletion carryforwards                              516,000        330,000
    Other                                                  5,000         16,000
                                                     -----------    -----------
    Total gross deferred tax assets                    6,123,000      4,842,000
    Less valuation allowance
                                                      (6,123,000)    (4,842,000)
                                                     -----------    -----------
    Net deferred tax assets                          $        --    $        --
                                                     ===========    ===========


     The valuation allowance for deferred tax assets as of December 31, 2001 and 2000 was $6,123,000 and $4,842,000, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $1,281,000 and $669,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The net deferred tax asset at December 31, 2001 and 2000 has been offset entirely by a valuation allowance due to the uncertainty of the ultimate realization of such benefits.

     As of December 31, 2001, the Company has an estimated net operating loss carryforward for U.S. federal income tax purposes of approximately $14,900,000 which is available to offset future taxable income, if any. These net operating loss carryforwards expire in various years, beginning in 2013, through 2021.


(7)  RELATED PARTY TRANSACTIONS

     Certain officers and shareholders of the Company have working interests in certain properties operated by the Company. In addition, they participate with the Company in developing certain properties.

     The Company receives $2,500 per month from Venus Oil Company, which is owned by certain shareholders of the Company, for overhead reimbursement of certain administrative costs. At December 31, 2001, Venus Oil Company owed the Company $594 while at December 31, 2000, Venus Oil Company owed the Company $57,152.

(8)  STOCK OPTIONS

     The Company has adopted an incentive plan that authorizes the grant of awards to employees, consultants, contractors and non-employee directors. The awards to employees, consultants and contractors can be in the form of options, stock appreciation rights, stock or cash. The awards to non-employee directors are limited to grants of shares of the Company's common stock. The Company issued 100,310 shares of the Company's common stock in 2001 to non-employee directors. The plan is administered by the compensation committee of the Company's board of directors.

     In 1998, the Company issued 100,000 shares of restricted stock to two employees for services provided. The stock vests over three years. The Company recorded the transaction at fair market value of the stock on the date of the transaction, $337,500, and amortized the cost straight-line over the vesting period.

     At the annual shareholders meeting December 12, 2000 the Company's incentive plan was amended to set the number of shares of the Company's stock that is subject to the incentive plan at 2,000,000, less the number of shares that were subject to previous plans of the Company and that are not assumed by the current incentive plan. As of December 31, 2001, the Company had reserved 1,696,755 shares out of the 2,000,000 shares available for the incentive plan.

     In 2001 the Company granted 206,417 options at fair market value, and there were no options expired or surrendered. The options issued in 2001 will vest in 2002, 2003, and 2004.


                                                  YEARS ENDED DECEMBER 31,
                            -------------------------------------------------------------------
                                     2001                     2000                 1999
                            -----------------------  --------------------   -------------------
                                          Weighted               Weighted              Weighted
                                          Average                Average               Average
                                          Exercise               Exercise              Exercise
                            Options        Price      Options    Price      Options    Price
                           ---------      --------   ---------   --------   -------    --------
Options outstanding,
  beginning of period      1,090,217      $  1.632     741,846   $  2.045   519,000    $  2.534
Expired                           --      $     --          --   $     --   (20,000)      3.290
Surrendered                       --      $     --     (17,873)  $  3.269   (14,611)   $  2.639
Granted                      206,417      $   .643     366,244   $  1.108   257,457    $  1.155
Exercised                         --      $     --          --         --        --    $     --
                           ---------                 ---------              -------
Options outstanding,
  end of period            1,296,634      $  1.475   1,090,217   $  1.632   741,846    $  2.045
                           =========                 =========              =======
Options exercisable,
  end of period            1,090,217      $  1.632   1,036,710   $  1.575   638,846    $  1.693
                           =========                 =========              =======


     The following summarizes information about stock options outstanding at December 31, 2001:

                               OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
       -----------------------------------------------------------   ------------------------
                                           Weighted-
                                           Average
                                           Remaining     Weighted-                  Weighted-
          Range of            Options     Contractual     Average     Options       Average
          Exercise         Outstanding       Life        Exercise    Outstanding    Exercise
           Prices          at Year End      (Years)       Price      at Year End     Price
        --------------     -----------    -----------    --------    -----------    ---------
        $0.63 - $0.99        258,176          8.29       $   0.67       51,759      $    0.78
        $1.00 - $1.49        667,291          5.21       $   1.18      667,291      $    1.18
        $1.50 - $1.99        151,500          3.32       $   1.55      151,500      $    1.55
        $2.00 - $2.99         32,000          5.71       $   2.08       32,000      $    2.08
        $3.00 - $3.71        187,667          3.68       $   3.47      187,667      $    3.47


     Warrants outstanding at December 31, 2001 were 50,000 expiring June 1, 2005. They are exercisable at $1.50 each.

     The Company applies APB No. 25 in accounting for its stock option plan, accordingly, the only compensation cost recognized for its stock options in the financial statements is the estimated value of stock options issued to consultants related to an arrangement whereby certain consultants reduced their fees in exchange for the stock options and costs associated with the conversion of some options from qualified to nonqualified. Had the Company determined compensation cost based upon the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


    Net income (loss):                                 2001           2000
                                                   -----------    -----------
     As reported                                   $(3,050,726)   $(1,516,310)
     Pro forma                                      (3,061,484)    (1,825,946)


Earnings (loss) per share, basic and diluted:
     As reported                                   $      (.25)   $      (.13)
     Pro forma                                            (.25)          (.16)

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                       2001           2000
                                                       ----           ----
    Expected option life (years)                       5-10            3-9
    Risk-free interest rate                            4.73%          5.17%
    Volatility                                        76.49%         71.05%
    Dividend yield                                     None           None


(9)  EMPLOYEE BENEFIT PLAN

     The Company has a Profit Sharing 401(k) Plan (the Plan). Benefits under the Plan are based on the participants vested interests in the value of their respective accounts at the time the benefits become payable as a result of retirement, separation from service, or other events. Eligible participants include all Company employees who have reached age 21 and have completed three months of service with the Company. Employees may elect to contribute a portion of their base compensation to the Plan. The Company may make matching contributions on behalf of the participants based on actual participant contributions. Employer contributions are discretionary. The Company made contributions to the Plan of $2,700, $4,585, and $4,613 for 2001, 2000, and 1999, respectively.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases office space and certain automobiles under noncancelable operating leases. The following is a schedule of future minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2001:

     YEARS ENDING DECEMBER 31,
            2002                                     $  492,636
            2003                                        220,190
            2004                                        208,978
            2005                                        198,385
            2006                                         77,459
                                                     ----------
            Total future minimum lease payments      $1,197,648
                                                     ==========

     Rental expense under operating leases was $234,996, $289,486, and $278,856 for the years ended December 31, 2001, 2000, and 1999, respectively. Effective July 1, 2001, the Company entered into a noncancelable sublease agreement whereby it has subleased excess office space to a third party. The sublease expires on December 31, 2002, the same date the Company's primary lease expires on the same office space. Under the sublease agreement, for 2002 the Company expects to receive $245,735.


(11) SUPPLEMENTAL OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

     (a) Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities

                                    2001            2000           1999
                                 ----------      ----------      --------
Property acquisition costs:
      Proved                     $   44,362      $   57,796      $179,107
      Unproved                      842,063           4,922            --
Exploration costs                   538,007         726,107       584,210
Development costs                 3,005,871       1,668,174       421,555


     (b)  Results of Operations for Oil and Gas Producing Properties

                                                               YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------------
                                                         2001              2000              1999
                                                     -----------       -----------       -----------
Oil and gas revenues                                 $ 3,302,250       $ 3,718,364       $ 2,183,681
Production expenses                                   (1,487,701)       (1,456,334)       (1,025,947)
Exploration expenses, including dry holes             (1,338,385)       (1,159,132)         (664,581)
Impairment of oil and gas properties                    (276,435)               --          (544,740)
Depreciation, depletion and amortization              (1,019,863)         (694,743)         (663,236)
                                                     -----------       -----------       -----------
Operating gain (loss)                                   (820,134)          408,155          (714,823)
Income tax expense                                            --                --                --
                                                     -----------       -----------       -----------
Results of operations from producing activities      $  (820,134)      $   408,155       $  (714,823)
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

                                                      YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------------------------
                                       2001                      2000                    1999
                               -------------------       -------------------       -------------------
                                Oil          Gas           Oil         Gas          Oil           Gas
                               (mbbl)       (mmcf)       (mbbl)       (mmcf)       (mbbl)       (mmcf)
                               ------       ------       ------       ------       ------       ------
PROVED RESERVES:
Beginning of the year             980        5,115        1,135        4,333          708        8,869
  Revisions of previous
     estimates                   (233)      (1,165)        (178)         145          291       (1,833)
  Extensions, discoveries
     and additions                 --           18          117          947          222        1,557
  Property divestitures            --           --           --           --           (2)      (3,944)
  Production                      (88)        (326)         (94)        (310)         (84)        (316)
                               ------       ------       ------       ------       ------       ------
End of year                       659        3,642          980        5,115        1,135        4,333
                               ======       ======       ======       ======       ======       ======
PROVED DEVELOPED
   RESERVES:
Beginning of the year             578        2,484          762        2,151          468        6,174
                               ======       ======       ======       ======       ======       ======
End of year                       425        2,076          578        2,484          762        2,151
                               ======       ======       ======       ======       ======       ======


     (d)  Standardized Measure of Discounted Future Net Cash Flows

          The Company's standardized measures of discounted future net cash flows and changes therein as of December 31, 2001, 2000 and 1999 are provided based on present values of future net revenues from proved oil and gas reserves estimated by independent petroleum engineers in conjunction with the Company's internal petroleum reservoir engineers in accordance with guidelines established by the Securities and Exchange Commission.

          These estimates were computed by applying appropriate current oil and natural gas prices to estimated future production of proved oil and gas reserves over the economic lives of the reserves and assuming continuation of existing economic conditions. Year ended 2001 calculations were made utilizing prices for oil and natural gas that existed at December 31, 2001 of $18.83 per barrel and $2.69 per Mcf, respectively. Income taxes are computed by applying the statutory federal income tax rate to the net cash inflows relating to proved oil and gas reserves less the tax bases of the properties involved and giving effect to net operating loss carryforwards, tax credits and allowances relating to such properties. The reserve volumes provided by the independent petroleum engineers are estimates only and should not be construed as exact quantities. These reserves may or may not be recovered and may increase or decrease as result of future operations of the Company and changes in market conditions.

                                                          YEARS ENDED DECEMBER 31,
                                                               (IN THOUSANDS)
                                                   --------------------------------------
                                                     2001           2000           1999
                                                   --------       --------       --------
Future cash flow                                   $ 22,085       $ 75,493       $ 38,106
Future development costs                             (4,177)        (6,050)        (5,065)
Future production costs                              (8,466)       (17,504)       (13,159)
                                                   --------       --------       --------
Future net cash flows before income taxes             9,442         51,939         19,882
Income taxes                                              *        (12,282)             *
                                                   --------       --------       --------
Future net cash flows after income taxes              9,442         39,657         19,882
10% annual discount                                  (4,346)       (16,121)        (8,462)
                                                   --------       --------       --------
Standardized measure of discounted future net
  cash flows after income tax                      $  5,096       $ 23,536       $ 11,420
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

     (e) Principal Sources of Changes in the Standardized Measure of Discounted Future Net Cash Flows

                                                                 YEARS ENDED DECEMBER 31,
                                                                      (IN THOUSANDS)
                                                           --------------------------------------
                                                             2001           2000          1999
                                                           --------       --------       --------
Standardized measure of discounted future net cash
      flows, beginning of year                             $ 23,536       $ 11,420       $  8,138
Revisions of previous quantity estimates                     (7,521)        (3,992)           (81)
Net changes in prices and production costs and other        (13,126)        18,129          3,391
Changes in estimated future development costs                  (866)          (244)           (90)
Development costs incurred during period that reduced
      future development costs                                2,803            559            113
Sales of reserves in place                                       --             --         (2,752)
Extensions and discoveries                                       64          6,299          3,100
Sales of oil and gas produced during the period, net
      of production costs                                    (2,148)        (2,488)         (1,213)
Income taxes                                                     --         (7,289)            --
Accretion of discount                                         2,354          1,142            814
                                                           --------       --------       --------
Standardized measure of discounted future net cash
      flows, end of year                                   $  5,096       $ 23,536       $ 11,420
                                                           ========       ========       ========

     (12) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

          Summarized quarterly financial data for 2001 and 2000 (in thousands, except per share data) are as follows:

                                 FIRST         SECOND        THIRD        FOURTH
                                QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
                                -------       -------       -------       -------       -------
         2001
Oil and gas revenues            $   943           787           830           742         3,302
Operating profit (loss)            (218)         (581)         (522)       (1,684)       (3,005)
Net income (loss)                  (138)         (618)         (522)       (1,773)       (3,051)
Earnings (loss) per share:
          Basic                    (.01)         (.05)         (.04)         (.14)         (.25)
          Diluted                  (.01)         (.05)         (.04)         (.14)         (.25)

         2000
Oil and gas revenues            $   934       $   886       $   931       $   967       $ 3,718
Operating profit (loss)            (381)         (309)         (193)         (603)       (1,486)
Net income (loss)                    (5)         (519)         (333)         (659)       (1,516)
Earnings (loss) per share:
          Basic                      --          (.05)         (.03)         (.05)         (.13)
          Diluted                    --          (.05)         (.03)         (.05)         (.13)


     The sum of the quarterly earnings per share will not necessarily equal earnings per share for the entire year.

(13) SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The Company paid $122,421, $428,938, and $392,295, for interest in 2001,
     2000, and 1999 , respectively. In 2000, the Company issued 1,142,854 shares of common stock in exchange for $1,000,000 of its convertible-subordinated notes.

(14) LIQUIDITY

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

     At December 31, 2001, the Company had a working capital deficit of $ 7,851,000. Additionally, the Company's existing bank loan agreement expires on June 30, 2002. Although it is the Company's intent to refinance the outstanding balance, at this point the Company has not yet obtained a commitment from a lender for such refinancing. Future availability of credit will depend on the ability to raise capital, the success of the development program and its ability to stay in compliance with credit facility debt covenants.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company's recurring losses, net working capital deficit and net capital deficiency raise substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In light of the Company's current working capital situation, the Company is discontinuing its drilling and exploration activities, and does not anticipate making any further capital expenditures, until such time as the Company has significantly reduced its deficit.

The Company's outstanding bank debt is due June 30, 2002. While the Company is in discussions with its lender, there is no assurance that the line of credit will be renewed with either the Company's present lender or an alternative financial institution. Regardless of whether a refinancing can be arranged, such refinancing is unlikely to be sufficient to allow the Company to execute its business plan. Accordingly, to continue operations, such as, drilling additional development and exploration wells, as well as, acquiring additional acreage, the Company will have to raise capital and/or liquidate assets. The Company has engaged a financial advisor to assist it in exploring all financial alternatives ranging from a recapitalization of the Company to a merger or sale of the Company or certain of its properties. There can be no assurances, however, that these events will occur and their timing may be uncertain.

Notwithstanding the foregoing the Company is continually seeking methods and alternatives of financing in order to provide it with the capital to refinance its working capital deficit and to improve its financial position. In addition, the Company is reviewing its asset base so as to monetize assets that are underperforming. Further, a portion of the Company's business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities.

The Company is negotiating with one of its largest trade creditors to enter into a promissory note that would replace the Company's current trade indebtedness to that creditor. This note would be secured by a second lien on the assets presently pledged to the Company's primary lender. The trade creditor also requires the personal guaranty of this note by E.L. Ames, Jr., the Company's Chairman and CEO. Pursuant to the terms of the Company's credit agreement, it must obtain the consent of its primary lender before completing this transaction.

                                 SIGNATURE PAGE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Antonio, Texas, on the 28th day of March, 2002.


                                      VENUS EXPLORATION, INC.

                                      By: /s/ Eugene L. Ames, Jr.
                                          ------------------------
                                          Eugene L. Ames, Jr.
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    DATE                      TITLE                               SIGNATURE
                                                           /s/ Eugene L. Ames, Jr.
                                                           -----------------------
March 28, 2002      Chairman of the Board of Directors     Eugene L. Ames, Jr.
                    and Chief Executive Officer

                                                           /s/ John Y. Ames
                                                           -----------------------
March 28, 2002      President, Director and Chief          John Y. Ames
                    Operating Officer

                                                           /s/ P. Mark Stark
                                                           -----------------------
March 28, 2002      Chief Financial Officer                P. Mark Stark
                    (Principal Financial Officer)

                                                           /s/ Terry F. Hardeman
                                                           -----------------------
March 28, 2002      Chief Accounting Officer               Terry F. Hardeman
                    (Principal Accounting Officer)

                                                           /s/ Martin A. Bell
                                                           -----------------------
March 28, 2002      Majority of the Directors of the       Martin A. Bell
                    Registrant (including Eugene L.
                    Ames, Jr. and John Y. Ames)

                                                           /s/ Jere W. McKenny
                                                           -----------------------
March 28, 2002      Majority of the Directors of the       Jere W. McKenny
                    Registrant (including Eugene L.
                    Ames, Jr. and John Y. Ames)

                                                           /s/ JAMES W. GORMAN
                                                           -----------------------
March 28, 2002      Majority of the Directors of the       James W. Gorman
                    Registrant (including Eugene L.
                    Ames, Jr. and John Y. Ames)

                                INDEX TO EXHIBITS



EXHIBIT
  NO.                                 ITEM
-------                               ----
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

*+4.3 Form of Salary Reduction Stock Option Agreement (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999)

*+10.1 Registrant's 1985 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.12 to the Company Registration Statement on Form S-4 (File No. 33-1903) declared effective January 8, 1986)

*+10.2 Registrant's 1995 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

*+10.3 1997 Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

*10.4    Form of Registration Rights Agreement executed in conjunction with 7%
         Convertible Subordinated Notes (incorporated by reference to Exhibit
         10.5 to the Company's Quarterly Report on Form 10-Q for the period June
         30, 1999)

*+10.5 Executive Employment Agreement dated July 1, 1999, between the Company and E. L. Ames, Jr. (incorporated by reference to Exhibit 10.1 to the
         Company's Quarterly Report on Form 10-Q for the period ended September
         30, 1999)

*10.6    Loan Agreement dated May 5, 2000, between the Company and Bank One,
         Texas, N.A. (incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the period ended March 31, 2000)

*10.7 First Amendment to the Loan Agreement dated May 5, 2000, by and between the Company and Bank One Texas, N.A. (incorporated by reference to
         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000)

*+10.8 Consulting Agreement effective October 30, 2000, between the Company and P. Mark Stark (incorporated by reference to the Company's Annual
         Report on Form 10-K for the year ended December 31, 2000)

*10.9    Forbearance Agreement and Second Amendment to Loan Agreement Dated May
         5, 2001, by and between the Company and Bank One, Texas, N.A.
         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the period ended June 30, 2001)

EXHIBIT
  NO.                                 ITEM
-------                               ----
*10.10   Loan Agreement (Line of Credit) dated as of July 6, 2001, by and between the Company and Hibernia National Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
         10-Q for the period ended September 30, 2001)

10.11 Waiver and Amendment dated as of December 11, 2001, by and between the Company and Hibernia National Bank (filed herewith)

*21.1    List of Subsidiaries (incorporated by reference to Exhibit 21 to the
         Company's Annual Report on Form 10-K for the year ended December 31,
         1997)

23.1 Consent of KPMG LLP regarding incorporation by reference (filed herewith)

23.2     Consent of Ryder Scott Company regarding incorporation by reference
         (filed herewith)

---------
*  Incorporated herein by reference.
+  Management contract or compensatory plan or arrangement.