Form 10-Q
period 2002-03-31
VENUS EXPLORATION INC
filed 2002-05-15
CIK 312037

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                                --------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 0-14334
                                               -------

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

            1250 N.E. Loop 410, Suite 810, San Antonio, Texas 78209
            --------------------------------------------------------
             (Address of principal executive offices)    (Zip code)

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

Yes  X   No
    ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at May  12, 2002
     ---------------------------          ----------------------------
     Common Stock $.01 par value              12,448,730 shares

                     VENUS EXPLORATION, INC. AND SUBSIDIARY


                                      INDEX

                                                                             PAGE
         PART  I.  - FINANCIAL INFORMATION                                     3

         Item 1.     Financial Statements (Unaudited)                          3

                           (a) Consolidated Balance Sheets as of               3
                                March 31, 2002 and December 31, 2001

                           (b) Consolidated Statements of Operations for       4
                                the three-month periods ended March 31,
                                2002 and 2001

                           (c) Consolidated Statements of Cash Flows           5
                                for the three-month periods ended
                                March 31, 2002 and 2001

                           (e) Notes to Consolidated Financial Statements      6

         Item 2.     Management's Discussion and Analysis of Financial        10
                           Condition and Results of Operations

         Item 3.     Quantitative and Qualitative Disclosures About           14
                           Market Risk

         PART II.  - OTHER INFORMATION

         Item 3.      Defaults Upon Senior Securities                         15

         Item 5.      Other Information                                       16

         Item 6.      Exhibits and Reports on Form 8-K                        16

         Signatures                                                           17

         Exhibit Index                                                        18

                         PART I - FINANCIAL INFORMATION


ITEM 1     FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,          December 31,
                                                                                   2002                2001
                                                                               --------------      --------------
                                                                                (Unaudited)
                                                                                        (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                                  $          133      $          431
         Trade accounts receivable                                                      1,001               1,861
         Prepaid expenses and other                                                        70                  83
                                                                               --------------      --------------
                     Total current assets                                               1,204               2,375
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                       6,098               6,686
     Other property and equipment, net                                                    135                 151
     Deferred financing costs, at cost less accumulated amortization                       38                 147
     Other assets, at cost less accumulated amortization                                   30                  33
                                                                               --------------      --------------
                                                                               $        7,505      $        9,392
                                                                               ==============      ==============
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                                $        6,389      $        8,038
         Other liabilities                                                                591                 934
         Current notes payable                                                          1,785               1,254
                                                                               --------------      --------------
                     Total current liabilities                                          8,765              10,226

     Other long-term liabilities                                                           23                  28
                                                                               --------------      --------------
                     Total liabilities                                                  8,788              10,254
     Shareholders' equity (deficit):
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding
         Common stock; par value of $.01; 50,000,000 shares
              authorized; 12,475,610 and 12,441,375 shares issued,
              and 12,448,730 and 12,414,495 shares outstanding in 2002 and
              2001,  respectively                                                         125                 124
         Additional paid-in capital                                                    18,839              18,815
         Accumulated deficit                                                          (20,207)            (19,761)
         Less cost of treasury stock (26,880 shares)                                      (40)                (40)
                                                                               --------------      --------------
                     Total shareholders' equity (deficit)                              (1,283)               (862)
     Commitments and contingencies
                                                                               --------------      --------------
                                                                               $        7,505      $        9,392
                                                                               ==============      ==============

See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            Three Months Ended March 31,
                                                        (in thousands except per share data)
                                                         ----------------------------------
                                                              2002                2001
                                                         --------------      --------------
 Oil and gas revenues                                    $          525      $          838
                                                         --------------      --------------
 Costs of operations:
     Production expense                                             295                 326
     Exploration expenses, including dry holes                      174                 139
     Depreciation, depletion and amortization                       132                 157
     General and administrative                                     493                 490
                                                         --------------      --------------
              Total expenses                                      1,094               1,112
                                                         --------------      --------------
              Operating loss                                       (567)               (274)
                                                         --------------      --------------
 Other income (expense):
     Interest expense                                              (209)                (54)
     Interest and other income                                        6                 134
                                                         --------------      --------------
                                                                   (203)                 80
                                                         --------------      --------------
 Loss from continuing operations before income taxes               (771)               (194)
 Income tax expense                                                                      --
                                                         --------------      --------------
 Loss from continuing operations                                   (771)               (194)
 Sale of properties:
      Income from operations of properties sold                                          --
      (including gain on sale of $302,000 in 2002)                  325                  56
                                                         --------------      --------------
              Net loss                                   $         (446)     $         (138)
                                                         ==============      ==============

 Basic and diluted earnings (loss) per share:
     Loss from continuing operations                     $         (.06)     $         (.01)
     Income from operations of properties sold                      .02                 .00
                                                         --------------      --------------
              Net loss                                   $         (.04)     $         (.01)
                                                         ==============      ==============
Common shares and equivalents outstanding:
     Basic and diluted                                           12,446              12,341
                                                         ==============      ==============



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Three Months Ended March 31
                                                                                     (in thousands)
                                                                            ----------------------------------
                                                                                2002                2001
                                                                            --------------      --------------
Operating Activities:
    Net loss                                                                $         (446)     $         (138)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas
               properties                                                              132                 174
          Other depreciation and amortization                                          179                 243
          Gain on sale of property and equipment                                      (302)                 --
          Compensation expense for stock and stock options                              24                  44
          Changes in operating assets and liabilities:
              Trade accounts receivable                                                860                  97
              Prepaid expenses and other                                                17                  13
              Trade accounts payable                                                  (510)              1,605
              Other liabilities                                                       (344)               (513)
                                                                            --------------      --------------
                    Net cash (used in) provided by operating activities               (390)              1,525
                                                                            --------------      --------------
 Investing Activities:
    Capital expenditures                                                              (150)               (957)
    Proceeds from sales of property and equipment                                      909                  --
                                                                            --------------      --------------
                    Net cash (used in) provided by investing activities                759                (957)
                                                                            --------------      --------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable                   1,705
    Principal payments on long-term debt and notes payable                          (2,318)                 (1)
    Deferred financing costs                                                           (54)                 (1)
                                                                            --------------      --------------
                    Net cash used in financing activities                             (667)                 (2)
                                                                            --------------      --------------
    Increase  (decrease) in cash and equivalents                                      (298)                566
    Cash and equivalents, beginning of period                                          431               1,086
                                                                            --------------      --------------
    Cash and equivalents, end of period                                     $          133      $        1,652
                                                                            ==============      ==============



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   Three Months Ended March 31, 2002 and 2001

1.  Organization

Venus Exploration, Inc. (the "Company") is a Delaware corporation primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties and production in eight states.

2.  Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated financial statements presented should be read in connection with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001.

The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

For a description of the accounting policies followed by the Company, refer to notes 4 and 8 below and to the notes to the 2001 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.  Accounting for Derivative Investments and Hedging Activities

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of commodity collar agreements covering at least fifty percent (50%) of its monthly oil and gas production. Changes in the fair value of those derivatives were recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $334,000 which was recognized as a reduction of oil and gas revenues over the remaining five month term of the commodity collar agreements. On September 28, 2001, the Company entered into a new commodity collar agreement and has not elected hedge accounting for these derivative instruments. As of March 31, 2002, there was no value or liability associated with this commodity collar agreement.

5.  Earnings (loss) Per Share

Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

Income (loss) per share for the three month periods ended March 31, 2002 and 2001 are calculated based on 12,445,687 and 12,340,617 weighted average shares outstanding, respectively. In the first quarter of 2002 and 2001 the Company reported a net loss; therefore, diluted earnings per share is not presented.

6.  Comprehensive Income

     The following are the components of comprehensive income (loss):

                                                                               Three Months Ended March 31,
                                                                                      (in thousands)
                                                                                2002                2001
                                                                            --------------      --------------
Net loss                                                                    $         (446)     $         (138)
Unrealized loss on derivative instruments:
    Initial loss upon adoption of SFAS No. 133                                          --                (334)
    Reclassification adjustment for loss recognized as reduction of oil
                and gas income                                                          --                 199
                                                                            --------------      --------------
                                                                            $         (446)     $         (273)
                                                                            ==============      ==============

7.  Notes Payable

Notes payable consists of the following at March 31, 2002 and December 31, 2001:

                                          March 31, 2002       December 31, 2001
                                         -----------------     -----------------
Revolving credit                         $         645,941     $       1,254,351
Other note payable to creditor                   1,139,215                    --
                                         -----------------     -----------------
                                         $       1,785,156     $       1,254,351
                                         =================     =================

Current Credit Facility

On July 6, 2001 (the "Loan Closing Date"), we entered into a new Loan Agreement with a bank that was initially for a two year, $5,000,000 revolving line of credit. The line of credit is subject to a borrowing base based on oil and gas reserves to be redetermined by the bank at any time but must be evaluated every six months. The initial borrowing base under this Loan Agreement was $2,000,000, with reductions of $50,000 per month during the term of the facility. As of December 11, 2001, we entered into an amendment of our current credit facility whereby the interest rate was increased to the Wall Street Journal Prime Rate plus 200 basis points, and the revolving line of credit and the borrowing base were each reduced to $1,900,000. In conjunction with a sale of oil and gas properties that occurred in January, 2002, we entered into another amendment to the current credit facility whereby the term of the loan agreement was changed from July 5, 2003 to June 30, 2002, and the revolving line of credit and the borrowing base were each reduced to $1,850,000. As of March 18, 2002, we entered into an amendment of our current credit facility whereby the revolving line of credit was reduced to $938,454 and the borrowing base was reduced to $938,454, with reductions to such borrowing base of $50,000 per month during the term of the facility, and an additional reduction of $100,000 to occur on April 2, 2002, upon the expiration of a letter of credit. As of April 10 and again as of April 30, 2002 we entered into amendments to the loan agreement, the substance of which was to increase the interest rate of the loan to the Wall Street Journal Prime Rate plus 225 basis points, reduce the term to May 30, 2002 and require the guaranty of Venus Exploration, Inc.'s Chairman and CEO.

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

The facility contains other usual and standard covenants such as: debt and lien restrictions; dividend and distribution prohibitions; restriction on changes in key management and financial statement reporting requirements. The credit facility also requires that we hedge at least 25% of our daily oil and gas production for twelve months.

As of March 31, 2002, we were not in compliance with certain of our loan covenants; however, we sought and received waivers for our non-compliance with those loan covenants. In order for us to achieve compliance with our loan covenants in the future, we need to raise additional capital and/or obtain amendment of certain loan covenants.

Other Note Payable

As of March 1, 2002, we entered into a note payable with one of our largest creditors in replacement of our then existing indebtedness to that creditor. This note is secured by the personal guaranty by E.L. Ames, Jr., our Chairman and CEO. The note carries an interest rate of seven percent (7%) and had an original term of April 30, 2002. We have subsequently entered into an amendment to the note that has extended the term of the note to June 1, 2002.

8.  Sale of Properties

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 beginning January 1, 2002.

During the period ended March 31, 2002, the Company sold oil and gas properties that meet the definition of a "component of an entity". Accordingly the results of operations of these properties have been reported in discontinued operations in the accompanying Consolidated Statements of Operations for the periods ended March 31, 2002 and 2001, in accordance with SFAS No. 144.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

9.  Accounting for Income Taxes

No provision for income taxes has been recorded for the period ended March 31, 2002 and March 31, 2001 due to the losses recorded for these periods.

10. Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2002, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

11. Liquidity and Capital Resources

At March 31, 2001, the Company had a working capital deficit of $ 7,560,000 compared with working capital deficit of $7,851,000 December 31, 2001, an increase in working capital of $291,000. Working capital at quarter-end 2002 and year-end 2001 reflects classifying notes payable of $1,785,156 and $1,254,351, respectively, as current.

Our outstanding bank debt is due May 30, 2002. We are in discussions with various persons in connection with our efforts to refinance our existing indebtedness. There is no assurance that our line of credit will be renewed with either our present lender or an alternative financial institution. Regardless of whether a refinancing can be arranged, such refinancing is unlikely to be sufficient to allow us to execute our business plan. Accordingly, to continue operations, such as drilling additional development and exploration wells, as well as acquiring additional acreage, we will have to raise capital and/or liquidate assets. We have engaged a financial advisor to assist us in exploring all financial alternatives ranging from a recapitalization of the Company to a merger or sale of the Company or certain of its properties. There can be no assurances, however, that these events will occur and their timing may be uncertain.

Notwithstanding the foregoing, we are continually seeking methods and alternatives of financing in order to provide us with the capital to refinance our working capital deficit and to improve our financial position. In addition, we are reviewing our asset base so as to monetize assets that are underperforming. Further, a portion of our business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements contained herein are "Forward Looking Statements" and are thus prospective. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

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

The Company's strategy consists of:

o Exploration for oil and natural gas reserves in geographic areas where we have expertise

o    Exploitation and development drilling in existing oil and gas fields

o    Strategic acquisitions of producing properties with upside potential

In light of the Company's restricted working capital situation (see "Liquidity and Capital Resources" below), it has presently discontinued its primary business activities to focus on reducing its deficit. In order to continue operations, such as drilling additional development and exploration wells or acquiring additional acreage, the Company must either raise additional capital and/or liquidate some of its existing assets. While the Company has retained a financial advisor to assist it in evaluating such opportunities, there can be no assurance that these events will occur and the timing of these events may be uncertain.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES - Our discussion and analysis of our financial condition and results of operation are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally adopted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We analyze these estimates, including those related to oil and gas revenues, bad debts, oil and gas properties, derivative instruments, income taxes and contingencies. We base these estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenues from the sale of products and services in the period delivered. We provide an allowance for doubtful accounts for specific receivables we judge unlikely to be collected. Oil and gas properties are accounted for under the successful efforts method of accounting and are periodically evaluated for possible impairment. Impairments are recorded when our management believes that a property's net book value is not recoverable based on current estimates of expected future cash flows. Our reserve estimates are prepared by engineers knowledgeable of and following the guidelines for reserves as established by the SEC. The estimation of reserves requires the engineers to make a significant number of assumptions based on professional judgement. Estimated reserves are, therefore, often subject to future revision, certain of which could be substantial, based on the availability of additional information, including: reservoir performance, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors. Changes in oil and natural gas prices can lead to a decision to start-up or shut-in production, which can lead to revisions to reserve quantities. Reserve revisions inherently lead to adjustments of depletion rates that we utilize. We cannot predict the types of reserve revisions that will be required in future periods. To the extent that we have investments in derivative instruments, we have analyzed our accounting treatment of them on a case by case basis and have typically not elected to treat those investments as hedges under FAS 133.


Liquidity and Capital Resources

(a)      Liquidity

At March 31, 2002, the Company had a working capital deficit of $7,560,000 compared with a deficit of $7,851,000 at December 31, 2001, an increase in working capital of $291,000.

Net cash used in operating activities during the three months ended March 31, 2002, was $390,000, whereas $1,525,000 was provided by operating activities for the same three-month period in 2001. Net changes in operating assets and liabilities provided $23,000 of cash from operating activities. During the first three months of 2002, the Company realized a net loss of $446,000. This compares with a net loss of $138,000 for the first three months of 2001. The 2002 loss includes a gain of $302,000 from the sale of oil and gas properties.

During the first three months of 2002 the Company incurred capital expenditures on oil and gas properties of $150,000 and received proceeds from the sale of oil and gas properties of $909,000. During the same period in 2001, the Company had capital expenditures of $957,000.

For the three months ended March 31, 2002, $667,000 was used by financing activities. This compares with $2,000 used in financing activities for the same period in 2001.

(b)      Capital Resources

The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. In light of our current working capital situation, we are discontinuing our drilling and exploration activities and do not anticipate making any further capital expenditures, until such time as we have significantly reduced our deficit.

As of March 31, 2002, we were not in compliance with some of the loan covenants under our current credit facility that is more fully described in Note 7 above. We sought and received waivers for our non-compliance with those loan covenants. In order for us to achieve compliance with our loan covenants in the future, we need to raise additional capital and/or obtain amendment of certain loan covenants.

Our outstanding bank debt is due May 30, 2002. While we are in discussions with our lender, there is no assurance that our line of credit will be renewed with either our present lender or an alternative financial institution. Regardless of whether a refinancing can be arranged, such refinancing is unlikely to be sufficient to allow us to execute our business plan. Accordingly, to continue operations, such as drilling additional development and exploration wells, as well as acquiring additional acreage, we will have to raise capital and/or liquidate assets. We have engaged a financial advisor to assist us in exploring all financial alternatives ranging from a recapitalization of the Company to a merger or sale of the Company or certain of its properties. There can be no assurances, however, that these events will occur, and their timing may be uncertain.

Notwithstanding the foregoing, we are continually seeking methods and alternatives of financing in order to provide us with the capital to refinance our working capital deficit and to improve our financial position. In addition, we are reviewing our asset base so as to monetize assets that are underperforming. Further, a portion of our business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities.


Results of Operations

(a)      Production

Revenues were lower during 2002 due to decreased oil and natural gas prices and decreased equivalent unit volumes. As shown in the information below (which includes production from properties sold during the period), oil volumes decreased by 4%, and natural gas volumes decreased by 16%.

                                                  Three Months Ended March 31,
                              ----------------------------------------------------------------------
                                             2002                               2001
                              -----------------------------------    -------------------------------
                                  Sales               Average           Sales            Average
                                 Volume               Prices            Volume           Prices
                              --------------     ----------------    -----------    ----------------
Gas (MCF)                           64,933       $        2.90       77,374         $         7.88
Oil (BBLS)                          18,513       $       19.77       19,295         $        27.61

Average daily production of oil was 206 barrels for the three month period ended March 31, 2002, and 214 for the same period in 2001. Average daily production of natural gas was 721 mcf for the three month period ended March 31, 2002, and 860 for the same period in 2001 Under terms set forth under the Company's existing Loan Agreement, the Company is required to enter into hedges in amounts that represent 25% of the estimated production for periods up to twelve months. On September 28, 2001, the Company entered into commodity collar agreements for 112 barrels of oil per day for six months with a floor price of $22.20 per barrel and a ceiling of $24.50. The contracted volumes represent approximately 50% of estimated oil production for the six month period beginning in November 2001 and ending April 2002. Since the Company's oil production is approximately the same in proportion as gas is to its overall production, the Company is satisfying its obligation to hedge 25% of its overall production by hedging 50% of its oil production. Transaction gains and losses are determined monthly and are included in oil and gas revenues in the period the hedged production is sold. We have determined that hedge accounting will not be elected for our derivative positions existing at March 31, 2002. Future changes in the fair value of those derivatives will be recorded in income. We entered into this costless collar with Enron North America Corp ("Enron"). Since we have a receivable from Enron in the amount of $18,209, we have elected to record a provision for bad debt in the same amount. In order to enter into this costless collar we had to give Enron a letter of credit ("L/C") in the amount of $100,000 with them as the beneficiary of the L/C. The L/C expired on April 1, 2002, and we and our current lender do not intend to renew the L/C.

(b)      Three Months Ended March 31, 2002 and 2001

The Company reported a net loss of $446,000 for the quarter ended March 31, 2002, compared to a net loss of $138,000 in the same quarter in 2001. The 2002 loss reflects a gain on the sale of assets of $302,000 as compared to no such gain on the sale of assets in the same period in 2001. The increase in the loss is the result of a decrease in oil and gas revenues of $390,000 and decreases in production expense of $60,000 and in depreciation, depletion and amortization of $42,000. These were offset by increases in exploration expense of $34,000, general and administrative of 4,000 and interest expense of $154,000. Interest and other income also decreased $129,000 primarily because of the recognition of income caused by adjusting the derivative liability account to fair value as of March 31, 2001, pursuant to SFAS No. 133.

Oil and gas revenues decreased by $390,000 as compared to the same period in 2001 (before the effects of SFAS No. 144 whose implementation required that revenue of $28,000 and $106,000 in 2002 and 2001, respectively, be reported as part of Income from operations of properties sold - see note 8 to the consolidated financial statements). In 2001 revenues were reduced by hedging losses of $199,000. The decreases were caused by a decrease in prices ($469,000) and a decrease in production ($120,000). As stated above, the decrease in production was partially due to the sale in 2002 of certain leases.

Production expense decreased by $60,000 as compared to the same period in 2001 (also before the effects of SFAS No. 144 which resulted in $4,000 and $33,000, respectively, in 2002 and 2001 being reported as part of Income from operations of property sold) Approximately 92% of the increase is due to lower severance taxes as a result of decreased prices and a lower average severance tax rate. The balance of the decrease is due to a decrease in workover costs. Production expense averaged $1.70 per Mcfe during the three month period ended March 31, 2002, compared to $1.86 per Mcfe for the same period in 2001.

Exploration expense increased by a net of $34,000. In 2002 the Company recorded dry hole cost of $16,000 related to a dry hole. These was also an increase of exploration activity during the three month period ended March 31, 2002.

Depreciation, depletion and amortization (DDA) decreased by net $42,000. The DDA rate was $0.75 per Mcfe for the three months ended March 31, 2002, compared to $0.90 per Mcfe for the same period in 2001. The decreased rate per Mcfe accounted for approximately $27,000 of the decrease and the decrease in volume accounted for approximately $15,000 of the decrease.

General and administrative expense increased by $4,000 in the three month period ended March 31, 2002, as compared to the same period in 2001.

Interest expense increased by $154,000, from $54,000 in 2001 to $209,000 in 2002. Approximately $136,000 of the increase was caused by an increase of loan cost amortization. The average outstanding balance in 2002 was $1.3 million as compared to an average outstanding balance of $1.1 million in 2001.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," issued in June 2001, establishes accounting and reporting standards for business combinations. This statement eliminates the pooling-of-interests method of accounting for business combinations and requires all business combinations to be accounted for using the purchase method. The Company adopted SFAS No. 141 on July 1, 2001. We believe the adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

SFAS No. 142, "Goodwill and Other Intangible Assets," issued in June, 2001, establishes accounting and reporting standards for acquired goodwill and other intangible assets. This statement addresses how goodwill and other intangible assets that are acquired or have already been recognized in the financial statements should be accounted for. Under this statement goodwill and certain other intangible assets will no longer be amortized, but will be required to be reviewed periodically for impairment of value. The Company adopted SFAS No. 142 on January 1, 2002. We believe the adoption of SFAS No. 142 did not have a material impact on the Company's financial statements.

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

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," issued in August 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets to Be Disposed Of". However, it retains the fundamental provisions of Statement 121 for (a) recognition and measurement of the impairment of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. We believe the adoption of SFAS No. 144 did not have a material impact on the Company's financial statements other than presentation of the operations of properties disposed of.


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, our ability to procure a replacement credit facility, the timing and extent of changes in commodity prices for oil and gas, our need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund our operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and our ability to implement our business strategy and to raise the necessary capital for such implementation. Also see "FORWARD-LOOKING STATEMENTS" under "Item 1. BUSINESS" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and reference is made to the information contained there. Our current credit facility requires us to hedge approximately twenty five percent (25%) of our daily oil and gas production for a period of one year. On September 28, 2001, we entered into commodity collar agreements for 112 barrels of oil per day for the six month period from November 1, 2001 though April 30, 2002. The hedging arrangements have the effect of locking in the effective prices we receive for the volumes hedged. For these volumes our exposure to a significant decline in product prices is significantly reduced; however, they also limit the benefit we might have received if prices increased above the cap. For every $1 the NYMEX average for a month is above the $24.50 per barrel ceiling, our net income would decrease by approximately $3,360 for the month. While these transactions have no carrying value, their fair value, represented by the estimated amount that would be required to terminate them, was a gain of approximately $48,000, however, since the contract is with Enron, we have elected not to record any gain due to the doubtful nature of the contract. We have determined that hedge accounting will not be elected for our derivative positions existing at March 31, 2002.

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

Our earnings are also affected by changes in interest rates because our bank debt ($645,941 at March 31, 2002) is subject to a floating prime rate plus 2.25%. We plan to use significant levels of bank debt now and in the future to fund our capital expenditures and working capital needs. Fluctuations in these rates directly impact our interest expense. For every 1% change in the interest rate charged by the lender, our monthly net income would change inversely by approximately $540 based on the level of indebtedness in place on May 13, 2002; e.g., a 1% interest rate increase would decrease monthly net income by approximately $540.

Historically, except when required by a lender, we have not used financial instruments such as futures contracts or interest rate swaps to mitigate the effect of changes in commodity prices or interest rates. All of our market risk sensitive instruments were entered into for purposes other than trading.

                           PART II - OTHER INFORMATION

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

10.1 Amendment to Loan Agreement and to Note dated as of January 29, 2002, by and between the Company and Hibernia National Bank.

10.2 Promissory Note dated as of March 1, 2002, executed by the Company in favor of an existing creditor.

10.3 Waiver and Amendment dated as of March 18, 2002, by and between the Company and Hibernia National Bank.


(b)      Reports on Form 8-K

         Form 8-K dated January 9, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  VENUS EXPLORATION, INC.


         Dated:  May 15, 2002                     BY:  /s/ E. L. AMES, JR.
                                                     --------------------------
                                                  E. L. Ames, Jr.
                                                  (Chief Executive Officer)





         Dated:  May 15, 2002                     BY:  /s/ P. MARK STARK
                                                     --------------------------
                                                  P. Mark Stark
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.                  Description

10.1 Amendment to Loan Agreement and to Note dated as of January 29, 2002, by and between the Company and Hibernia National Bank.

10.2 Promissory Note dated as of March 1, 2002, executed by the Company in favor of an existing creditor.

10.3 Waiver and Amendment dated as of March 18, 2002, by and between the Company and Hibernia National Bank.