Form 10-Q
period 2002-06-30
VENUS EXPLORATION INC
filed 2002-08-20
CIK 312037

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002 _

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from to _

                        Commission file number 0-14334 _

                            Venus Exploration, Inc. _
             (Exact name of registrant as specified in its charter)

                Delaware                                    13-3299127
   -----------------------------------             -----------------------------
     (State or other jurisdiction of                      I.R.S. Employer
     incorporation or organization)                      Identification No.



1250 N.E. Loop 410, Suite 205, San Antonio, Texas                  78209
-------------------------------------------------                 -------
   (Address of principal executive offices)                     (Zip Code)

                                 (210) 930-4900
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No    _

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                        Outstanding at August 6, 2002
    --------------------------------------    ---------------------------------
        Common Stock $0.01 par value                    12,448,730




                     VENUS EXPLORATION, INC. AND SUBSIDIARY



                                      INDEX

                                                                                                                        PAGE


           PART  I.  - FINANCIAL INFORMATION

           Item 1.   - Financial Statements (Unaudited)

                               (a) Consolidated Balance Sheets as of                                                       3
                                      June 30, 2002 and December 31, 2001

                               (b) Consolidated Statements of Operations for                                               4
                                      the three-month periods ended June 30,
                                      2002 and 2001

                               (c) Consolidated Statements of Operations for                                               5
                                      the six-month periods ended June 30,
                                      2002 and 2001

                               (d) Consolidated Statements of Cash Flows                                                   6
                                      for the six-month periods ended
                                      June 30, 2002 and 2001

                               (e) Notes to Consolidated Financial Statements                                              7

           Item 2.   - Management's Discussion and Analysis of Financial                                                  11
                               Condition and Results of Operations

           Item 3.   - Quantitative and Qualitative Disclosures About                                                     16
           Market Risk

           PART II.  - OTHER INFORMATION

           Item 2.  - Changes in Securities and Use of Proceeds                                                           16

           Item 6.   - Exhibits and Reports on Form 8-K                                                                   18

           Signatures                                                                                                     19

           Exhibits Index                                                                                                 20



                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS



                                                        VENUS EXPLORATION, INC. AND SUBSIDIARY

                                                             CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,
                                                                                             2002                 December 31,
                                                                                          (Unaudited)                 2001
                                                                                      --------------------    ---------------------
                                                                                                     (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                                         $               70      $              431
         Trade accounts receivable                                                                   639                   1,861
         Prepaid expenses and other                                                                  188                      83
                                                                                      --------------------    ---------------------
                     Total current assets                                                            897                   2,375
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                                  5,878                   6,686
     Other property and equipment, net                                                               120                     151
     Deferred financing costs, at cost less accumulated amortization                                 140                     147
     Other assets, at cost less accumulated amortization                                              15                      33
                                                                                      --------------------    ---------------------
                                                                                      $            7,050      $            9,392
                                                                                      ====================    =====================
 LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Trade accounts payable                                                       $            6,420      $            8,038
         Other liabilities                                                                           274                     934
         Current notes payable                                                                     2,000                   1,254
                                                                                      --------------------    ---------------------
                     Total current liabilities                                                     8,694                  10,226

     Other long-term liabilities                                                                      18                      28
                                                                                      --------------------    ---------------------
                     Total liabilities                                                             8,712                  10,254
     Shareholders' equity:
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding
         Common stock; par value of $.01; 50,000,000 shares
              authorized; 12,475,610 and 12,393,045 shares issued,
              and 12,448,730 and 12,366,165 outstanding in 2002 and                                  125                     124
              2001, respectively
         Additional paid-in capital                                                               18,940                  18,815
         Accumulated deficit                                                                     (20,687)                (19,761)
          Less cost of treasury stock (26,880 shares)                                                (40)                    (40)
                                                                                      --------------------    ---------------------
                     Total shareholders' equity                                                   (1,662)                   (862)
     Commitments and contingencies
                                                                                      --------------------    ---------------------
                                                                                      $            7,050      $            9,392
                                                                                      ====================    =====================

See accompanying notes to consolidated financial statements.





                                                        VENUS EXPLORATION, INC. AND SUBSIDIARY

                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)





                                                                                        Three Months Ended June 30,
                                                                                   (in thousands except per share data)
                                                                                 ------------------------------------------
                                                                                        2002                   2001
                                                                                 -------------------    -------------------


        Oil and gas revenues                                                     $            550       $           623
                                                                                 -------------------    -------------------
        Costs of operations:
            Production expense                                                                158                   245
            Impairment of oil and gas properties                                                -                    93
            Exploration expenses, including dry holes                                         185                   203
            Depreciation, depletion and amortization                                          150                   197
            General and administrative                                                        467                   501
                                                                                 -------------------    -------------------
                     Total expenses                                                           960                 1,239
                                                                                 -------------------    -------------------
                     Operating loss                                                          (410)                (616)

                                                                                 -------------------    -------------------
        Other income (expense):
            Interest expense                                                                  (83)                  (38)
            Gain on sale of assets                                                              6                     -
            Interest and other income (expense), net                                            -                     1
                                                                                 -------------------    -------------------
                                                                                              (77)                 (37)
                                                                                 -------------------    -------------------
       Loss from continuing operations before income taxes                                   (487)                 (653)
       Income tax expense                                                                       -                     -
                                                                                 -------------------    -------------------
       Loss from continuing operations                                                       (487)                 (653)
       Sale of properties:
          Income from operations of properties sold
          (including net gain on sale of  $14 in 2002)                                          7                    35
                                                                                 -------------------    -------------------
                 Net loss                                                        $           (480)      $          (618)
                                                                                 ===================    ===================

       Basis and diluted earnings (loss) per share:
          Loss from continuing operations                                        $              (.04)   $             (.05)
          Income from operations of properties sold                                             -                     -
                                                                                 ------------------- -- -------------------
                 Net loss                                                        $              (.04)   $             (.05)
                                                                                 ===================    ===================
       Common shares and equivalents outstanding,
            Basic and diluted                                                               12,449                 12,361
                                                                                 ===================    ===================


       See accompanying notes to consolidated financial statements.




                                                        VENUS EXPLORATION, INC. AND SUBSIDIARY
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)




                                                                                         Six Months Ended June 30,
                                                                                   (in thousands except per share data)
                                                                                 ------------------------------------------
                                                                                        2002                   2001
                                                                                 -------------------    -------------------


         Oil and gas revenues                                                    $            951       $         1,328
                                                                                 -------------------    -------------------
         Costs of operations:
             Production expense                                                               366                   505
             Exploration expenses, including dry holes                                        358                   342
             Impairment of oil and gas properties                                               -                    93
             Depreciation, depletion and amortization                                         269                   343
             General and administrative                                                       961                   990
                                                                                 -------------------    -------------------
                      Total expenses                                                        1,954                 2,273
                                                                                 -------------------    -------------------
                      Operating loss                                                       (1,003)                (945)
                                                                                 -------------------    -------------------
         Other income (expense):
             Interest expense                                                                (292)                  (93)
             Gain on sale of assets                                                             6                     -
             Interest and other income (expense), net                                           5                   136
                                                                                 -------------------    -------------------
                                                                                             (281)                  43
                                                                                 -------------------    -------------------
         Loss from continuing operations before income tax                                 (1,284)                 (902)
         Income tax expense                                                                     -                     -
                                                                                 -------------------    -------------------
         Loss from continuing operations                                                   (1,284)                (902)
          Sale of properties:
              Income from operations of properties sold
              (including net gain on sale of $316 in 2002)                                    358                  146
                                                                                 -------------------    -------------------
                  Net loss                                                       $           (926)      $         (756)
                                                                                 ===================    ===================
                                                                                                            -
        Basic and diluted earnings (loss) per share:
            Loss from continuing operations                                      $             (.10)    $         (.07)
            Income from operations of properties sold                                           .03                .01
                                                                                 -------------------    -------------------
                   Net loss                                                      $             (.07)  $              (.06)
                                                                                 ===================    ===================

        Common shares and equivalents outstanding:
            Basic and diluted                                                               12,447                 12,351
                                                                                 ===================    ===================

        See accompanying notes to consolidated financial statements.





                                                        VENUS EXPLORATION, INC. AND SUBSIDIARY

                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


                                                                                            Six Months Ended June 30,
                                                                                                  (in thousands)
                                                                                   ---------------------------------------------
                                                                                          2002                      2001
                                                                                   --------------------     ---------------------
Operating Activities:
    Net earnings (loss)                                                            $             (926)      $            (756)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas properties                      282                     399
          Other depreciation and amortization                                                     244                     405
          Impairment, abandoned leases, and dry hole costs                                                                 93
          Gain on sale of property and equipment                                                 (322)                      -
          Compensation expense for stock and stock options                                         25                      64
          Changes in operating assets and liabilities:
              Trade accounts receivable                                                         1,223                     236
              Prepaid expenses and other                                                          (88)                    (35)
              Trade accounts payable                                                           (1,617)                    604
              Other liabilities                                                                  (659)                   (602)
                                                                                   ---- ---------------     --- -----------------
                    Net cash provided by (used in) operating activities                        (1,838)                    408
                                                                                   ---- ---------------     --- -----------------
 Investing Activities:
    Capital expenditures                                                                         (135)                 (1,455)
    Proceeds from sales of property and equipment                                                 982                       -
                                                                                   ---- ---------------     --- -----------------
                    Net cash provided by (used in) investing activities                           847                  (1,455)
                                                                                   ---- ---------------     --- -----------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable                              5,389                       -
    Principal payments on long-term debt and notes payable                                     (4,654)                     (3)
    Deferred financing costs                                                                     (105)                    (24)
                                                                                   ---- ---------------     --- -----------------
                    Net cash provided by (used in) financing activities                           630                     (27)
                                                                                   ---- ---------------     --- -----------------
    Increase (decrease) in cash and equivalents                                                  (361)                 (1,074)
    Cash and equivalents, beginning of period                                                     431                   1,086
                                                                                   ---- ---------------     --- -----------------
    Cash and equivalents, end of period                                            $               70       $              12
                                                                                   ==== ===============     === =================



See accompanying notes to consolidated financial statements.



                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            Three Months and Six Months Ended June 30, 2002 and 2001

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six month periods ended June 30, 2002 and 2001.

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

For a description of the accounting policies followed by the Company, refer to note 4 below and to the notes to the 2001 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.  Accounting for Derivative Investments and Hedging Activities

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of commodity collar agreements covering at least fifty percent (50%) of its monthly oil and gas production. Future changes in the fair value of those derivatives were recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $334,000 which was recognized as a reduction of oil and gas revenues over the remaining five month term of the commodity collar agreements. As of June 30, 2001, the fair value of the commodity collar agreements was nil. During the second quarter of 2001, the Company recognized a reduction of oil and gas revenues of $135,000 relating to the transition adjustment and recorded other expense of $1,000 related to the change in the fair value of the commodity collar agreements. On September 28, 2001, the Company entered into a new commodity collar agreement and has not elected hedge accounting for these derivative instruments. The agreement expired April 30, 2002 and as of June 30, 2002, there was no value or liability associated with a commodity collar agreement.

5.  Earnings (loss) Per Share

 Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

Loss per share for the three months ended June 30, 2002 and 2001 are calculated based on 12,448,730 and 12,361,369 weighted average shares outstanding, respectively. Loss per share for the six month periods ended June 30, 2002 and 2001 are calculated based on 12,447,217 and 12,351,051 weighted average shares outstanding, respectively. In the three months and six months ended June 30, 2002 and June 30, 2001, the company reported net losses; therefore, diluted earnings per share is not presented.

6.  Comprehensive Income




      The following are the components of comprehensive income (loss):
                                                                                             Three Months Ended June 30,
                                                                                                       (in thousands)
                                                                                             2002                     2001
                                                                                      --------------------    ---------------------

Net loss                                                                               $             (480)     $             (618)
Unrealized loss on derivative instruments:
    Reclassification adjustment for loss recognized as reduction of oil
                  and gas income                                                                        -                     135
                                                                                      --- ----------------    --- -----------------
                                                                                       $             (480)     $             (483)
                                                                                      === ================    === =================

                                                                                             Six Months Ended June 30,
                                                                                                       (in thousands)
                                                                                             2002                     2001
                                                                                      --------------------    ---------------------

Net loss                                                                               $             (926)     $             (756)
Unrealized loss on derivative instruments:
    Initial loss upon adoption of SFAS No. 133                                                          -                    (334)
    Reclassification adjustment for loss recognized as reduction of oil
                  and gas income                                                                        -                     334
                                                                                      --- ----------------    --- -----------------
                                                                                       $             (926)     $             (756)
                                                                                      === ================    === =================

7.  Notes Payable

Notes payable consists of the following at June 30, 2002 and December 31, 2001:

                                                                                      June 30, 2002             December 31, 2001
                                                                                  ----------------------     -----------------------

Revolving Credit                                                                     $          2,000,000       $          1,254,351
                                                                                  ======= ==============     ======= ===============



Credit Facility

On July 6, 2001 (the "Loan Closing Date"), we entered into a Loan Agreement with a bank that was initially for a two year, $5,000,000 revolving line of credit. The line of credit was subject to a borrowing base based on oil and gas reserves. The initial borrowing base under this Loan Agreement was $2,000,000, with reductions of $50,000 per month during the term of the facility. The facility was secured by all of our oil and gas properties, and contained certain financial covenants. As of May 31, 2002, this credit facility was paid off using the proceeds from our new credit facility.

Other Note Payable

As of March 1, 2002, we entered into a note payable with one of our largest creditors in replacement of our then existing indebtedness to that creditor. This note was secured by the personal guarantee of E.L. Ames, Jr., our Chairman and CEO. The note carried an interest rate of seven percent (7%) and had an original term of April 30, 2002. We subsequently entered into an amendment to the note that extended the term of the note to June 1, 2002. The note was paid off using the proceeds from our new credit facility.

New Credit Facility

We entered into a loan agreement for a new $2,000,000 revolving credit facility provided by a San Antonio-based lender as of May 30, 2002. The one-year facility will mature on May 30, 2003, and is secured by a first lien mortgage on all of the Company's presently producing oil and gas properties, as well as limited personal guaranties provided by certain individuals acceptable to Frost, including certain directors of the Company. The Company used the proceeds from the facility primarily to pay off outstanding loans from a creditor and the Company's prior bank lender. The facility bears interest at the bank's prime rate plus 200 basis points. The facility contains usual and standard covenants such as debt and lien restrictions, dividend and distribution prohibitions and financial statement reporting requirements. As of June 30, 2002, we were not in compliance with certain of our loan covenants; however, we sought and received from our lender waivers for our non-compliance with those covenants, which waiver is conditioned on our cure of such non-compliance on or before September 30, 2002. In order for us to achieve future compliance with our loan covenants, we will need to raise additional capital, improve our liquidity position and/or obtain amendments of certain loan covenants.

Seven individuals (the "Guarantors"), including Company directors Eugene L. Ames, Jr., John Y. Ames, James W. Gorman and Michael E. Little who provided guaranties for an aggregate of 35% of the loan amount, agreed to provide limited personal guaranties to support the loan to the Company. As required by Frost, each individual was required to guarantee up to 125% of his individual share of the total loan amount. In consideration of their agreement to provide the guaranties, the Company granted to the Guarantors, proportionately in accordance with the amount of their respective guaranties, (i) warrants to acquire an aggregate of 1,000,000 shares of the Company's Common Stock, and (ii) interests in an overriding royalty pool, ranging from 0.25% to 1.00%, on certain prospects being developed by the Company. The exercise price for the warrants was based upon the average closing price of the Company's Common Stock for the 30-day period prior to the closing date, which resulted in an exercise price of $0.40 per share. Guarantors were also provided with a second lien mortgage in the properties pledged to the lender and first lien mortgages in other properties of the Company as security in the event that they are required to perform pursuant to the guaranties provided to the lender. The fair value of the warrants and overriding royalties have been included in deferred financing costs to be amortized over the term of the loan.

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

During the period ended June 30, 2002, the Company sold oil and gas properties that meet the definition of a "component of an entity". Accordingly, the results of operations of these properties have been reported in discontinued operations in the accompanying Consolidated Statements of Operations for the periods ended June 30, 2002 and 2001, in accordance with SFAS No. 144.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

9.  Accounting for Income Taxes

No provision for income taxes has been recorded for the period ended June 30, 2002 and June 30, 2001 due to the losses recorded for these periods.

10.   Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2002, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations.

11.  Liquidity and Capital Resources

At June 30, 2002, the Company had a working capital deficit of $ 7,797,000 compared with working capital deficit of $7,851,000 at December 31, 2001, a $54,000 reduction of our working capital deficit.

Our current financing will not be sufficient to allow us to execute the drilling and property acquisition activities that are a part of our business plan. Accordingly, to continue operations, such as drilling additional development and exploration wells, as well as acquiring additional acreage, we will have to raise capital and/or liquidate assets. We have engaged a financial advisor to assist us in exploring all financial alternatives ranging from a recapitalization of the Company to a merger or sale of the Company or certain of its properties. There can be no assurances, however, that these events will occur and their timing may be uncertain.

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

Liquidity and Capital Resources

(a)  Liquidity

At June 30, 2002, we had a working capital deficit of $ 7,797,000 compared with a deficit of $7,851,000 at December 31, 2001, a $54,000 reduction in our working capital deficit.

Net cash used in operating activities during the six month period ended June 30, 2002, was $1,838,000, whereas $408,000 was provided by operating activities for the same period in 2001. Net changes in operating assets and liabilities accounted for $1,141,000 of the cash flow used in operating activities. During the six-month period ended June 30, 2002, the Company realized a net loss of $926,000. This compares with a net loss of $756,000 for the same period in 2001.

During the first six months of 2002 the Company incurred capital expenditures of $135,000. During the same period in 2001 the Company had capital expenditures of $1,455,000.

For the six month ended June 30, 2002, $630,000 was provided by financing activities. This compares with $27,000 used in financing activities for the same period in 2001.

In May 2002, the Company entered into a one-year $2 million revolving credit facility with a new lender that allowed the Company to pay off outstanding loans to its existing lender and another creditor of the Company. The facility bears interest at the lender's prime rate plus 200 basis points. As of June 30, 2002 and August 9, 2002, the Company's borrowings outstanding under the facility totaled $2 million, the entire amount available under the facility. As of June 30, 2002, the Company was not in compliance with certain of its loan covenants; however, it sought and received from its lender waivers for its non-compliance with those covenants, which waiver is conditioned on the Company's cure of such non-compliance on or before September 30, 2002. In order for the Company to achieve future compliance with its loan covenants, it will need to raise additional funds, improve its liquidity position and/or obtain amendments of certain loan covenants.

(b)  Capital Resources

The Company's capital expenditure budget is continually reviewed and revised as necessary, based on perceived opportunities and business conditions. In light of our current working capital situation, we are discontinuing our drilling and exploration activities and do not anticipate making any further material capital expenditures until such time as we have significantly reduced our deficit.

Our current financing will not be sufficient to allow us to execute the drilling and property acquisition activities that are a part of our business plan. Accordingly, to continue operations, such as drilling additional development and exploration wells, as well as acquiring additional acreage, we will have to raise capital and/or liquidate assets. We have engaged a financial advisor to assist us in exploring all financial alternatives ranging from a recapitalization of the Company to a merger or sale of the Company or certain of its properties. While the Company has been in discussions with a number of companies regarding a variety of possible transactions, there can be no assurances that these events will occur, and their timing may be uncertain.

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

Results of Operations

(a) Production

Revenues have been lower during 2002 due to decreased equivalent unit volumes and price per unit. The decrease in volumes is mainly due to the sale of producing properties during 2002. During the first six months of 2001, a hedge was in effect which accounted for a decrease in revenue of $334,000. During 2002, no reduction in revenue was recorded as a result of a hedge. As shown below, oil volumes decreased by 15% while natural gas volumes decreased by 23% during the six-month period ended June 30. Oil volumes decreased 25% and gas volumes decreased 30% for the three-month period ended June 30.




                                                              2002                                     2001
                                             ---------------------------------------    ------------------------------------
                                                 Sales                Average               Sales              Average
                                                Volume                Prices               Volume              Prices
                                             --------------     --------------------    --------------    ------------------
                                             --------------     ---- ---------------    --------------    ---- -------------
    Six Months Ended June 30,
      Gas (MCF)                                     123,753     $          3.14             160,989       $         6.23
      Oil (BBLS)                                     34,075     $         22.31              40,159       $        26.42

    Three Months Ended June 30,
      Gas (MCF)                                      58,820     $          3.41              83,614       $         4.70
      Oil (BBLS)                                     15,562     $         25.33              20,864       $        25.33




Average daily production of oil was 171 barrels for the three-month period ended June 30, 2002, and 229 for the same period in 2001. Average daily production of natural gas was 646 mcf for the three month period ended June 30, 2002, and 919 for the same period in 2001. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 50% of estimated production for the twelve month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its then existing bank credit facility. These hedges expired on May 31, 2001. Under terms set forth under the Company's succeeding Loan Agreement, the Company was required to enter into hedges in amounts that represent 25% of the estimated production for periods up to twelve months.
 On September 28, 2001, the Company entered into commodity collar agreements for 112 barrels of oil per day for six months with a floor price of $22.20 per barrel and a ceiling of $24.50. The contracted volumes represent approximately 50% of estimated oil production for the six month period beginning in November 2001 and ending April 2002. Since the Company's oil production was approximately the same in proportion as gas is to its overall production, the Company satisfied its obligation to hedge 25% of its overall production by hedging 50% of its oil production. Transaction gains and losses were determined monthly and are included in oil and gas revenues in the period the hedged production is sold. We have determined that hedge accounting will not be elected for our derivative positions. We entered into this costless collar with Enron North America Corp ("Enron"). Since we have a receivable from Enron in the amount of $18,209, we have elected to record a provision for bad debt in the same amount. In order to enter into this costless collar we had to give Enron a letter of credit ("L/C") in the amount of $100,000 with them as the beneficiary of the L/C. The L/C expired on April 1, 2002.

Three Months Ended June 30, 2002 and 2001

The Company reported a net loss of $480,000 for the quarter ended June 30, 2002, compared to a net loss of $618,000 in the same quarter in 2001. Exploration expense decreased $18,000, depreciation, depletion, and amortization decreased $75,000, general and administrative expense decreased $34,000, and production expenses decreased $136,000. An impairment expense of $93,000 for oil and gas properties was recorded in 2001, and none was recorded in the same period of 2002. Also, there was a gain on sale of assets in 2002 of $20,000 and none in 2001. These were partially offset by a increase in interest expense of $44,000 and a decrease in oil and gas revenues of $192,000.

Oil and gas revenues decreased by $192,000 as compared to the same period in 2001 (before the effect of SFAS No. 144 the implementation of which required that revenue of $45,000 and $164,000 in 2002 and 2001 respectively, be reported as part of income from operations sold - see note 8 to the consolidated financial statements). In 2001 revenues were reduced by hedging losses of $135,000; a decrease in unit prices accounted for a $76,000 decrease, and a decrease in production accounted for a $251,000 decrease. Gas production decreased 25,000 mcf, and oil production decreased 5,000 bbls.

Production expense decreased by $136,000 as compared to the same period in 2001 (also before the effects of SFAS No. 144 which resulted in $52,000 and $101,000 in 2002 and 2001 respectively, being reported as part of income from operations of properties sold - see note 8 to the consolidated financial statements). Approximately 44% of the decrease is due to lower severance taxes as a result of decreased revenue and a refund of taxes paid in 2001. The balance of the decrease is due to decreased operating cost due to lower volumes produced during 2002 and a decrease in workover costs (stimulations, adding perforations and recompletions). Production expense averaged $1.38 per mcfe during the three month period ended June 30, 2002, compared to $1.66 per mcfe for the same period in 2001.

Exploration expense decreased by $18,000 due to decreased exploration activity during the quarter as compared to the same quarter in the prior year.

Depreciation, depletion and amortization (DDA) decreased by $75,000 (also before the effects of SFAS No. 144 which resulted in none and $28,000 in 2002 and 2001 respectively, being reported as part of income from operations of properties sold - see note 8 to the consolidated financial statements). A decrease of approximately $61,000 is due to lower volumes, and a decrease of $14,000 is due to a lower DDA rate. Depreciation, depletion and amortization averaged $.99 per mcfe in 2002 as compared to $1.08 per mcfe for the same period in 2001.

Interest expense, including amortization of loan costs, increased by $45,000, from $38,000 in 2001 to $83,000 in 2002. The increase is due to higher outstanding interest bearing balances. The average outstanding balance in 2001 was $1.1 million as compared to an average outstanding balance of $1.8 million in the current period. Amortization of loan costs increased $40,000.

Six Months Ended June 30, 2002 and 2001

The Company reported a net loss of $926,000 for the six month period ended June 30, 2002, compared to a net loss of $756,000 in the same period in 2001. Production expenses decreased $196,000, depreciation, depletion, and amortization decreased $117,000, and general and administrative expense decreased $29,000. Also, an impairment expense for oil and gas properties of $93,000 was recorded in 2001 and there was no impairment expense for the same period in 2002. These were partially offset with a decrease in oil and gas revenues of $581,000, an increase in exploration expenses of $16,000 and an increase in interest expense of $199,000. There was also a decrease in other income of $131,000 primarily because of the recognition of income caused by adjusting the derivative liability account to fair value as of March 31, 2001, pursuant to SFAS No. 133. Also there was a gain on sale of assets in 2002 of $322,000 and none in 2001 ($316,000 of the gain on sale of properties was reported as part of Income from operations of properties sold pursuant to SFAS No. 144. - see note 8 to the consolidated financial statements).

Oil and gas revenues decreased by $581,000 as compared to the same period in 2001 (before the effect of SFAS No. 144, the implementation of which required that revenue of $197,000 and $402,000 in 2002 and 2001, respectively, be reported as part of income from operations sold - see note 8 to the consolidated financial statements). An increase in product prices created an increase of approximated $522,000, a decrease in production accounted for a decrease of $393,000 and losses on hedging transactions in 2001 were $334,000 more than 2002.

Production expense decreased by $196,000 as compared to the same period in 2001. (also before the effects of SFAS No. 144 which resulted in $143,000 and $200,000 in 2002 and 2001 respectively, being reported as part of income from operations of properties sold - see note 8 to the consolidated financial statements).The decrease was a combination of a decrease in workover costs of $16,000, a decrease of other production costs of $64,000 and a decrease of severance taxes of $116,000 which are a result of decreased prices. Of the increase in other production cost of $64,000, a decrease in volume accounted for a decrease of $95,000 and an increase in unit cost accounted for an increase of $31,000. Production expense for other production costs (excluding severance taxes and workover costs) averaged $1.38 per mcfe during the six month period ended June 30, 2002, compared to $1.29 per mcfe for the same period in 2001.

Exploration expense increased by $16,000 because of abandonment costs recorded in 2002.

Depreciation, depletion and amortization decreased by $117,000. (also before the effects of SFAS No. 144 which resulted in $13,000 and $ 56,000 in 2002 and 2001 respectively, being reported as part of Income from operations of properties sold - see note 8 to the consolidated financial statements) Approximately $73,000 is a decrease due to lower volumes, and $44,000 is a decrease due to a lower DDA rate. Depreciation, depletion and amortization averaged $0.86 per mcfe in 2002 as compared to $0.99 per mcfe for the same period in 2001.

Interest expense increased by $199,000, from $93,000 in 2001 to $292,000 in 2002. The amortization of loan costs were $178,000 more in 2002 than 2001. The average outstanding balance in 2001 was $1.1 million as compared to an average outstanding balance of $1.6 million in the current period.

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The Company adopted SFAS No. 145 on May 16, 2002 with no material impact on its financial statements.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred and can be measured at fair value. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", which required liability recognition for an exit cost when a company committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003. At this time we do not believe that the adoption of SFAS No. 146 will have a material impact on its financial statements.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

The information contained in this Form 10-Q includes certain forward-looking statements. When used in this document, such words as "expect", "believes", "potential", and similar expressions are intended to identify forward-looking statements. Although the Company believes that its expectations are based on reasonable assumptions, it is important to note that actual results could differ materially from those projected by such forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, the Company's ability to consummate one or more strategic transactions providing the Company liquidity relief, the timing and extent of changes in commodity prices for oil and gas, the need to develop and replace reserves, environmental risk, the substantial capital expenditures required to fund its operations, drilling and operating risks, risks related to exploration and development, uncertainties about the estimates of reserves, competition, government regulation and the ability of the Company to implement its business strategy and to raise the necessary capital for such implementation. Also see "FORWARD-LOOKING STATEMENTS" under "Item 1. BUSINESS" of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and reference is made to the information contained there. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represent approximately 50% of estimated production for the twelve month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its then existing bank credit facility. These hedges expired on May 31, 2001. Under terms of a succeeding credit facility, the company was required to enter into a second hedge agreement. On
 September 28, 2001, the Company entered into commodity collar agreements for 112 barrels of oil per day for six months with a floor price of $22.20 per barrel and a ceiling of $24.50. The contracted volumes represent approximately 50% of estimated oil production for the six month period beginning in November 2001 and ending April 2002. Since the Company's oil production was approximately the same in proportion as gas is to its overall production, the Company satisfied its obligation to hedge 25% of its overall production by hedging 50% of its oil production. This agreement is now expired.




                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The Company entered into a loan agreement for a new $2,000,000 revolving credit facility provided by a San Antonio-based lender as of May 30, 2002. As a condition to the extension of credit to the Company, the lender required that the Company obtain guarantees of the indebtedness in favor of the lender from individuals acceptable to the lender. Seven individuals (the "Guarantors"), including Company directors Eugene L. Ames, Jr., John Y. Ames, James W. Gorman and Michael E. Little who provided guaranties for an aggregate of 35% of the loan amount, agreed to provide limited personal guaranties to support the loan to the Company. As required by Frost, each individual Guarantor was required to guarantee up to 125% of his individual share of the total loan amount. In consideration of their agreement to provide the guaranties, the Company granted to the Guarantors, proportionately in accordance with the amount of their respective guaranties, (i) warrants to acquire an aggregate of 1,000,000 shares of the Company's Common Stock, and (ii) interests in an overriding royalty pool, ranging from 0.25% to 1.00%, on certain prospects being developed by the Company. The exercise price for the warrants was based upon the average closing price of the Company's Common Stock for the 30-day period prior to the closing date, which resulted in an exercise price of $0.40 per share. The warrants expire on May 30, 2007. With respect to the issuance of the warrants, an exemption from registration under the Securities Act of 1933, as amended, was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.1 Form of Guarantor Warrant (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed June 19, 2002).

10.1 Third Waiver and Second Amendment to Loan Agreement and to Note dated as of April 10, 2002, by and between the Company and Hibernia National Bank.

10.2 Third Amendment to Loan Agreement and to Note dated as of April 30, 2002, by and between the Company and Hibernia National Bank.

10.3 Amendment and Restatement of Loan Agreement dated as of May 30, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 19, 2002).

10.4 Guarantors Cooperation Agreement dated as of May 30, 2002.

10.5 Assignment of Overriding Royalty Interests dated as of May 30, 2002.

10.6 First Lien (On Un-Recorded, Non-Producing Leases) Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of May 30, 2002.

10.7 First Lien (On Recorded, Non-Producing Leases) Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of May 30, 2002.

10.8 Second Lien (On Producing Leases) Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of May 30, 2002.

99.1 Chief Executive Officer and Chief Accounting Officer Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.




(b)  Reports on Form 8-K

     Form 8-K filed June 19, 2002.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             VENUS EXPLORATION, INC.


Dated:  August 19, 2002       BY:  /S/ JOHN Y. AMES
                                   John Y. Ames
                                   (President and Chief Operating Officer)





Dated:  August 19, 2002       BY:  /S/ TERRY F. HARDEMAN
                                   Terry F. Hardeman
                                  (Principal Accounting Officer)


                                   EXHIBIT INDEX


(a)  Exhibits

4.1 Form of Guarantor Warrant (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed June 19, 2002).

10.1 Third Waiver and Second Amendment to Loan Agreement and to Note dated as of April 10, 2002, by and between the Company and Hibernia National Bank.

10.2 Third Amendment to Loan Agreement and to Note dated as of April 30, 2002, by and between the Company and Hibernia National Bank.

10.3 Amendment and Restatement of Loan Agreement dated as of May 30, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed June 19, 2002).

10.4 Guarantors Cooperation Agreement dated as of May 30, 2002.

10.5 Assignment of Overriding Royalty Interests dated as of May 30, 2002.

10.6 First Lien (On Un-Recorded, Non-Producing Leases) Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of May 30, 2002.

10.7 First Lien (On Recorded, Non-Producing Leases) Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of May 30, 2002.

10.8 Second Lien (On Producing Leases) Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement dated as of May 30, 2002.

99.1 Chief Executive Officer and Chief Accounting Officer Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

                                      - 1 -


                                                                    Exhibit 10.1

                        THIRD WAIVER AND SECOND AMENDMENT
                          TO LOAN AGREEMENT AND TO NOTE


     THIS THIRD WAIVER AND SECOND AMENDMENT TO LOAN AGREEMENT AND TO NOTE (this "Amendment") dated as of April 10, 2002, is made between VENUS EXPLORATION, a Delaware corporation ("Borrower"), and HIBERNIA NATIONAL BANK, a national banking association ("Lender") who agree as follows:

                                    RECITALS

     A. The Borrower and the Lender entered into that certain Loan Agreement dated as of July 6, 2001, as amended by the Waiver and Amendment dated effective as of December 11, 2001, the Amendment to Loan Agreement and to Note dated as of January 29, 2002, and the Waiver and Amendment dated effective as of March 18, 2002 (as previously amended, the "Loan Agreement"). Unless otherwise specified herein, capitalized terms used in this Amendment shall have the meanings indicated in the Loan Agreement.

     B. The Borrower has requested that the Lender waive an Event of Default resulting from the Borrower's incurrence of additional Debt, and the Lender is willing to accept the Borrower's request on the terms and conditions set forth below.

     C. The Borrower and the Lender further desire to alter the Maturity Date of the Loan, to alter the interest rate on the Loan, and otherwise to provide with respect to the Loan.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the terms and conditions contained herein, and the loans and extensions of credit heretofore, now or hereafter made to the Borrower by the Lender, the parties hereto hereby agree as follows:

                                   ARTICLE 1.
                                     WAIVER

     1.1 The Borrower has advised the Lender that notwithstanding the provisions of Loan Agreement Section 6.1, which provides that the Borrower will not incur, create, assume or any in manner become or be liable in respect of any Debt direct or contingent, except for permitted Debt specifically set forth therein, in fact the Borrower has executed that certain promissory note dated March 1, 2002, in the original principal amount of $1,139,215.00 payable to the order of St. Mary Land & Exploration Company, due and payable on May 1, 2002 (the "St. Mary Note"). At the Borrower's request, the Lender hereby grants a one-time waiver of the Debt covenant in Loan Agreement Section 6.1 such that the creation and continued existence of the St. Mary Note shall not constitute an Event of Default. Such waiver shall not constitute a precedent for any subsequent requested waiver of this or any covenant or other provision of the Loan Agreement. Without limiting the preceding sentence, the Borrower specifically acknowledges that this waiver pertains only to the existing terms of the St. Mary Note, and not to any amendments, modifications or renewals thereof.

                                   ARTICLE 2.
                                   AMENDMENTS

     2.1 In consideration of the granting of the waiver set forth above, the Borrower and the Lender hereby amend and restate the definition of "Maturity Date" in Section 1.2 of the Loan Agreement (as previously amended) to read in its entirety as follows:

     "Maturity Date" shall mean April 30, 2002, or such earlier date on which the Loan is accelerated pursuant to Section 8.2 hereof.

     2.2 The Borrower and the Lender hereby amend the Line of Credit Note (as previously amended) to change the maturity date of the Line of Credit Note in the caption to be April 30, 2002.

     2.3 In further consideration of the granting of the waiver set forth above, and notwithstanding any provisions of the Loan Agreement or the Note to the contrary (and including without limitation notwithstanding the provisions of paragraph 3.1 of the Waiver and Amendment dated as of December 11, 2001), effective on and after April 5, 2002, the entire Loan shall bear interest at the rate per annum equal to the Prime Rate in effect from time to time plus two and one quarter (2.25%) percent per annum (the Base Rate equaling the Prime Rate plus 2.25%).

     2.4 In further consideration of the granting of the waiver set forth above, the Borrower and the Lender agree that Loan Agreement Section 3.1 is hereby amended to add additional paragraphs (iii) and (iv), to read in their entirety as follows:

          (iii) Guaranty Agreement executed by Eugene L. Ames, Jr.

          (iv) Deposit Accounts Control Agreement executed by the Borrower, the Lender and Frost Bank in San Antonio.

     2.5 In further consideration of the granting of the waiver set forth above, the Borrower agrees that if the Borrower sells any asset (whether or not such asset is Collateral) with proceeds in excess of $20,000.00, then in each such sale the Borrower shall cause all of the net sales proceeds from such sale to be paid directly to the Lender by the buyer, to be applied to a reduction of the outstanding Loan, and causing a permanent reduction of the Commitment Limit in a like amount, whether or not the Lender has a Lien on such sold asset. If the Borrower sells any Collateral, then in each such sale (regardless of the amount of sale proceeds) the Borrower shall cause all of the net sales proceeds from such sale to be paid directly to the Lender by the buyer, to be applied to a reduction of the outstanding Loan, and causing a permanent reduction of the Commitment Limit in a like amount. For purposes of this paragraph, the term "assets" does not include current sales of production in the ordinary course of business. In addition, the Amount and the Borrowing Base are continuing to be automatically reduced by the Monthly Borrowing Base Reduction as provided in the Loan Agreement.

                                   ARTICLE 3.
                          ACKNOWLEDGMENT OF COLLATERAL

     3.1 The Borrower hereby specifically reaffirms all of the Collateral Documents.

                                   ARTICLE 4.
                                 MISCELLANEOUS

     4.1 The provisions of paragraph 1.1 of this Amendment shall become effective if and when, and only when:

     (a) the Lender has received, in form and substance satisfactory to the Lender in its sole discretion, (i) a Guaranty Agreement executed by E. L. Ames, Jr., and (ii) a Deposit Accounts Control Agreement executed by the Borrower and Frost National Bank in San Antonio;

     (b) the Borrower has paid all reasonable fees of the Lender's law firms in connection with this Amendment or earlier work associated with the Loan Agreement;

     (c) no event exists which constitutes a Default or Event of Default (taking into account the specific waiver set forth in paragraph 1.1 in this Amendment); and

     (d) there shall not have occurred any material adverse change (in the Lender's sole determination) in the Collateral or other assets, liabilities, financial condition, business operations, affairs or circumstances of the Borrower or any other facts, circumstances or conditions (financial or otherwise) upon which the Lender has relied or utilized in making its decision to enter into this Amendment.

     4.2 The Borrower represents and warrants to the Lender (which representations and warranties will survive the execution of this Amendment) that (i) all representations and warranties contained in the Loan Agreement and the Collateral Documents are true and correct on and as of the date hereof as though made on and as of such date, (ii) no event has occurred and is continuing as of the date hereof which constitutes a Default or Event of Default (taking into account the specific waiver set forth in paragraph 1.1 in this Amendment),
(iii) condition (d) of paragraph 4.1 of this Amendment is satisfied and is true and correct to the best of the Borrower's knowledge, and (iv) there is no defense, offset, compensation, counterclaim or reconventional demand with respect to amounts due under, or performance of, the terms of the Note. To the extent any such defense, offset, compensation, counterclaim or reconventional demand or other causes of action by the Borrower against the Lender might exist, whether known or unknown, such items are hereby waived by the Borrower.

     4.3 The Borrower hereby and forever settles, compromises, transacts, satisfies, waives, releases, acquits, discharges, surrenders and cancels any and all Claims (as defined hereinafter) against the Lender, its insurers or insureds, subrogors or subrogees, assignors or assignees, nominees, representatives, joint venturers, directors, officers, agents, employees, attorneys, shareholders, principals, parent companies, subsidiary companies, other affiliates, and any other person or entity which has or might have derivative, secondary or vicarious liability for their acts or omissions whose rights are derived from them (all of such released parties being collectively referred to as the "Released Parties"), it being hereby specifically agreed and understood that the execution of this Amendment is not to be construed as an acknowledgment or admission of any fact of any liability or responsibility by the Lender, and the Lender hereby expressly denies any liability to the Borrower. For the purpose of this Amendment, "Claims" shall mean (i) any and all claims, demands, losses, damages, causes of action, and rights of action whatsoever, liquidated or unliquidated, choate or inchoate, matured or unmatured, contingent or exigible, asserted or unasserted, direct or indirect, known or unknown, anticipated or unanticipated, arising before or on the date of the Borrower's execution hereof whether based upon tort, negligence, intentional conduct, contract, equity, bankruptcy, indemnity, contribution, reimbursement, unjust enrichment, and/or any other legal theory, which any party may be entitled to in any way, and (ii) arising out of or relating to the Loan Agreement, the Note and the Collateral Documents from time to time executed in connection therewith (collectively the "Loan Documents"), but (iii) excluding any Claims (as defined in preceding clauses (i) and (ii)) against the Released Parties based upon fraudulent or dishonest acts of the Lender, and Claims to require the Released Parties to perform any contractual undertakings under the Loan Documents.

     4.4 Subject to the specific waiver set forth in paragraph 1.1 of this Amendment and the other provisions contained in this Amendment, all terms and provisions of the Loan Agreement and of the Note are hereby ratified and confirmed, and shall be and remain in full force and effect, enforceable in accordance with their terms.

     4.5 The Borrower agrees to pay on demand all reasonable expenses of Lender in connection with the preparation, reproduction, execution and delivery of this Amendment and the other instruments and documents to be delivered hereunder (including the reasonable fees and expenses of counsel for Lender). In addition, the Borrower shall pay any and all stamp or other taxes, recordation fees and other fees payable in connection with the execution, delivery, filing or recording of this Amendment and the other instruments and documents to be delivered hereunder and agrees to hold the Lender harmless from and against any and all liabilities with respect to or resulting from any delay or omission in paying such taxes or fees. Without limiting the foregoing, all fees and expenses owing to Lender's counsel in Louisiana or other states shall be paid through the closing date of this Amendment.



     4.6 THIS AMENDMENT, AND THE NOTE AS AMENDED, ARE CONTRACTS MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE UNITED STATES OF AMERICA AND THE STATE OF LOUISIANA.

     4.7 The Borrower and the Lender agree that this Amendment may be executed in multiple separate counterparts, and each party's signature may appear on a separate counterpart, but all such counterparts taken together shall constitute one and the same instrument. The parties specifically confirm their intent to be bound by delivery of such signed counterparts by telecopier.

     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the date first above written.


BORROWER:                                 VENUS EXPLORATION, INC.


                                            By:      /s/ John Y. Ames
                                                     Name:John Y. Ames
                                                     Title:President



LENDER:                                   HIBERNIA NATIONAL BANK



                                            By:     /s/ Tammy Angelety
                                                    Name:Tammy Angelety
                                                    Title:Vice President


                                                                    Exhibit 10.2

                        THIRD AMENDMENT TO LOAN AGREEMENT
                                   AND TO NOTE


     THIS THIRD AMENDMENT TO LOAN AGREEMENT AND TO NOTE (this "Amendment") dated as of April 30, 2002, is made between VENUS EXPLORATION, a Delaware corporation ("Borrower"), and HIBERNIA NATIONAL BANK, a national banking association ("Lender") who agree as follows:

                                    RECITALS

     A. The Borrower and the Lender entered into that certain Loan Agreement dated as of July 6, 2001, as amended by the Waiver and Amendment dated effective as of December 11, 2001, the Amendment to Loan Agreement and to Note dated as of January 29, 2002, the Waiver and Amendment dated effective as of March 18, 2002, and the Third Waiver and Second Amendment to Loan Agreement and to Note dated as of April 10, 2002 (as previously amended, the "Loan Agreement"). Unless otherwise specified herein, capitalized terms used in this Amendment shall have the meanings indicated in the Loan Agreement.

     B. The Borrower and the Lender desire to alter the Maturity Date of the Loan, and otherwise to provide revised terms with respect to the Loan.

                                    AGREEMENT

     NOW, THEREFORE, in consideration of the terms and conditions contained herein, and the loans and extensions of credit heretofore, now or hereafter made to the Borrower by the Lender, the parties hereto hereby agree as follows:

     1. The Borrower and the Lender hereby amend and restate the definition of "Maturity Date" in Section 1.2 of the Loan Agreement (as previously amended) to read in its entirety as follows:

     "Maturity Date" shall mean May 30, 2002, or such earlier date on which the Loan is accelerated pursuant to Section 8.2 hereof.

     2. The Borrower and the Lender hereby amend the Line of Credit Note (as previously amended) to change the maturity date of the Line of Credit Note in the caption to be May 30, 2002.

     3. In consideration of the granting of this extension set forth above, the Borrower shall pay to the Lender an extension fee in the amount equal to one thousand ($1,000) dollars immediately upon execution of this Amendment by the Lender.

     4. The Commitment Limit, the Amount and the Borrowing Base shall continue to be automatically reduced by the Monthly Borrowing Base Reductions on April 30 and on the last day of each successive month as provided in the Loan Agreement.

    5. Except as expressly modified in this Amendment, all terms and provisions of the Loan Agreement and all terms and provisions of the Note are hereby ratified and confirmed, and shall be and remain in full force and effect, enforceable in accordance with their terms. The Borrower hereby specifically reaffirms all of the Collateral Documents.

     6. The Borrower represents and warrants to the Lender (which representations and warranties will survive the execution of this Agreement) that (i) all representations and warranties contained in the Loan Agreement and the Collateral Documents are true and correct on and as of the date hereof as though made on and as of such date, (ii) no event has occurred and is continuing as of the date hereof which constitutes a Default or Event of Default (taking into account any specific waiver set forth in writing by the Lender), and (iii) there is no defense, offset, compensation, counterclaim or reconventional demand with respect to amounts due under, or performance of the terms of the Note. To the extent any such defense, offset, compensation, counterclaim or reconventional demand or other causes of action might exist, whether known or unknown, such items are hereby waived by the Borrower.

     7. The Borrower hereby and forever settles, compromises, transacts, satisfies, waives, releases, acquits, discharges, surrenders and cancels any and all Claims (as defined hereinafter) against the Lender, its insurers or insureds, subrogors or subrogees, assignors or assignees, nominees, representatives, joint venturers, directors, officers, agents, employees, attorneys, shareholders, principals, parent companies, subsidiary companies, other affiliates, and any other person or entity which has or might have derivative, secondary or vicarious liability for their acts or omissions whose rights are derived from them (all of such released parties being collectively referred to as the "Released Parties"), it being hereby specifically agreed and understood that the execution of this Amendment is not to be construed as an acknowledgment or admission of any fact of any liability or responsibility by the Lender, and the Lender hereby expressly denies any liability to the Borrower. For the purpose of this Amendment, "Claims" shall mean (i) any and all claims, demands, losses, damages, causes of action, and rights of action whatsoever, liquidated or unliquidated, choate or inchoate, matured or unmatured, contingent or exigible, asserted or unasserted, direct or indirect, known or unknown, anticipated or unanticipated, arising before or on the date of the Borrower's execution hereof whether based upon tort, negligence, intentional conduct, contract, equity, bankruptcy, indemnity, contribution, reimbursement, unjust enrichment, and/or any other legal theory, which any party may be entitled to in any way, and (ii) arising out of or relating to the Loan Agreement, the Note and the Collateral Documents from time to time executed in connection therewith (collectively the "Loan Documents"), but (iii) excluding any Claims (as defined in preceding clauses (i) and (ii)) against the Released Parties based upon fraudulent or dishonest acts of the Lender, and Claims to require the Released Parties to perform any contractual undertakings under the Loan Documents.

     8. The Borrower agrees to pay on demand all reasonable expenses of Lender in connection with the preparation, reproduction, execution and delivery of this Amendment and the other instruments and documents to be delivered hereunder (including the reasonable fees and expenses of counsel for Lender). In addition, the Borrower shall pay any and all stamp or other taxes, recordation fees and other fees payable in connection with the execution, delivery, filing or recording of this Amendment and the other instruments and documents to be delivered hereunder and agrees to hold the Lender harmless from and against any and all liabilities with respect to or resulting from any delay or omission in paying such taxes or fees.

     9. THIS AMENDMENT, AND THE NOTE AS AMENDED, ARE CONTRACTS MADE UNDER AND SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE UNITED STATES OF AMERICA AND THE STATE OF LOUISIANA.

     10. The Borrower and the Lender agree that this Amendment may be executed in multiple separate counterparts, and each party's signature may appear on a separate counterpart, but all such counterparts taken together shall constitute one and the same instrument. The parties specifically confirm their intent to be bound by delivery of such signed counterparts by telecopier.

     11. The undersigned Guarantor, Eugene L. Ames, Jr., hereby intervenes in this Amendment and (i) consents to the terms and conditions of this Amendment,
(ii) nonetheless acknowledges and agrees that his consent to the terms of this Amendment is not necessary pursuant to his Guaranty Agreement dated as of April 10, 2002 (the "Guaranty"), and (iii) ratifies and confirms his Guaranty, and agrees that his Guaranty is and shall remain in full force and effect, enforceable in accordance with its terms, after the execution of this Amendment and the extension of the Maturity Date for the Loan.

     IN WITNESS WHEREOF, the parties hereto have caused this instrument to be duly executed as of the date first above written.

BORROWER:                         VENUS EXPLORATION, INC.


                                                      By:  /s/ John Y. Ames
                                                           Name:_John Y. Ames
                                                           Title:__President


LENDER:                          HIBERNIA NATIONAL BANK



                                                      By: /s/ Tammy Angelety
                                                          Name:_Tammy Angelety
                                                          Title:_Vice President


GUARANTOR:                                               /s/ Eugene L. Ames, Jr.
Joining as provided                                      EUGENE L. AMES, JR.
in Paragraph 11

                                                                    Exhibit 10.4


                        GUARANTORS' COOPERATION AGREEMENT


THIS AGREEMENT is made and entered into effective the 30th day of May, 2002, by and among L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael
E. Little, E.L. Ames, Jr., and John Y. Ames (each of whom may be referred to herein as a "Guarantor" and all of whom may be collectively referred to herein as the "Guarantors"), Venus Exploration, Inc. ("Venus Exploration"), and Carl R. Oliver, Trustee under that Second Lien Deed of Trust, Mortgage, Assignment of Production, Security Agreement, and Financing Statement (the "Second Lien Deed of Trust") and under those Prospect Deeds of Trust, Mortgage, Assignment of Production, Security Agreement, and Financing Statement (the "Prospect Deeds of Trust") executed contemporaneously herewith and securing the obligations of Venus Exploration to the Guarantors. This Agreement provides the terms of supplemental agreements among the parties in connection with the Guarantors' various separate, limited guaranties made of parts of the $2,000,000 promissory note dated May 30, 2002 (the "Promissory Note"), from Venus Exploration to the Frost National Bank. The form of the Promissory Note is attached as Exhibit A, and the form of the Guaranty Agreement is attached as Exhibit A-1. The addresses of each of the Guarantors and their respective amounts and percentages of the overall guaranty are shown on Exhibit B.

     Venus Exploration is a Delaware corporation whose principal place of business is 1250 N.E. Loop 410, Suite 205, San Antonio, Texas 78209. It is borrowing $2,000,000 from the Frost National Bank pursuant to the Promissory Note. That debt is secured by those deeds of trust dated from Venus Exploration to various trustees for the benefit of Hibernia National Bank (the "First Lien Deed of Trust"), as amended, which will be assigned to Frost National Bank and which covers substantially all of Venus Exploration's producing oil and gas properties. The First Lien Deed of Trust has been recorded in multiple versions in various locations, and each of those versions are more particularly described on Exhibit C. Venus Exploration's obligations to the Guarantors in connection with any payments they may make as a result of the Bank's exercise of its rights under the Guarantors' guaranty agreements are secured by the Second Lien Deed of Trust, a copy of which is attached as Exhibit D, and by first lien deeds of trust on some of Venus Exploration's non-producing properties, copies of which are attached as Exhibit E and Exhibit F. For ease of reference only, the liens created by Exhibits E and F will also be considered as part of the Second Lien Deed of Trust.

I.         Guarantors' Cooperation Regarding Duties to Bank

     If (i) Venus Exploration commits, or allows to occur, an event of default pursuant to the Promissory Note, (ii) the event of default has not matured into a default under the Promissory Note, and (iii) the outstanding indebtedness under the Promissory Note is less than or equal to the total of the Guarantors' guaranties, the Guarantors agree to purchase the Promissory Note by paying to the Frost National Bank or its successor or assigns (the "Bank") the amount of the outstanding indebtedness. In that regard or in any other circumstance in which the Guarantors agree to purchase the Promissory Note from the Bank, each Guarantor will pay its proportionate part of the total outstanding indebtedness based on the proportions shown on Exhibit B. The Guarantors will attempt to structure the transaction with the Bank as a purchase of the secured note, and as such, they will be the successor beneficiaries of the First Lien Deed of Trust securing the Bank's Promissory Note.

II.  Guarantors' Cooperation Regarding Promissory Note & Deeds of Trust

     If the Bank assigns the Promissory Note and the First Lien Deed of Trust to the Guarantors and with regard to the Second Lien Deed of Trust, the Guarantors agree to the following terms:

           A. The trustee under the Second Lien Deed of Trust will be the initial successor trustee under the First Lien Deed of Trust, unless a majority in interest in the collective guaranty ("Percentage Majority"), which majority will be determined by the percentages shown on Exhibit B, agree in writing to another trustee.

           B. As long as a Guarantor is in compliance with its obligations under its Guaranty Agreement and this Agreement, the trustee and all successor trustees under both the First Lien Deed of Trust and the Second Lien Deed of Trust (the "Trustee") will distribute all net proceeds received pursuant to their rights under the Promissory Note, the First Lien Deed of Trust and the Second Lien Deed of Trust to that Guarantor in the proportion shown on Exhibit B.

           C. Except as specified herein, all actions under the Promissory Note, the First Lien Deed of Trust and the Second Lien Deed of Trust will be taken as directed in writing by a Percentage Majority.

           D. The Guarantors agree that the Trustee will be expected to maintain adequate records of all expenditures for the account of the Guarantors in connection with the liquidation of the Promissory Note and the foreclosure of the deed of trust liens. Those duties will include furnishing to the Guarantors detailed monthly statements showing an itemized statement of credits and charges to the joint account.

           E. The Trustee will perform its duties in good faith and in conformity with all applicable laws, but it will not be liable for any action or inaction on its part unless such action or inaction will be proved to constitute gross negligence or malfeasance.

III. Venus Exploration's Contingent Liability in the Event of Payment under the Guaranties

     If the Bank does not assign the Promissory Note and the First Lien Deed of Trust to the Guarantors and if the Guarantors pay the Bank the outstanding indebtedness pursuant to the Promissory Note and the First Lien Deed of Trust as a result of their obligations under the guaranty agreements, Venus Exploration agrees to pay the Guarantors that same amount they paid to the Bank, and that payment will be made within ten days of the Guarantors' payment to the Bank. That indebtedness to the Guarantors will accrue interest and be subject to terms of the Contingent Promissory Note, a copy of which is attached as Exhibit G. That contingent indebtedness will be secured by the Second Lien Deed of Trust.

IV. Guarantors' Cooperation regarding Redistribution of Consideration

     If the Guarantors either purchase the Promissory Note from the Bank or the Bank calls the guaranties of the Guarantors and if each Guarantor does not pay its proportionate part of the total outstanding indebtedness based on the proportions shown on Exhibit B, those Guarantors who did not pay their proportionate part of the total will reassign to the Trustee all or part of the overriding royalty interest and the warrants to purchase Venus Exploration common stock that they acquired concurrently with their execution of the guaranty agreements. The amount to be reassigned will be determined based on the percentage of those Guarantors' proportionate parts of the total payable to the Bank that were not actually paid to the Bank. For example, if a Guarantor's proportionate part of the $2.5 million is 50% and if it pays only 25% of the total amount paid to the Bank either for the purchase of the Note or as a result of the Bank's exercise of the Guaranties, that Guarantor will assign to the Trustee one-half (25%/50%) of the overriding royalty interests and warrants it acquired from Venus Exploration. The Trustee will subsequently redistribute those interests to the Guarantors who paid more than their proportionate part of the total, and the redistribution will be made so that all Guarantors receive the overriding royalty interests and warrants in proportion to the percentage of the amounts actually paid to the Bank.

V. Trustee's Agreement to Comply

     The Trustee hereby agrees to comply with the terms of this Agreement and to act in conformance with the intent expressed herein.

VI. Miscellaneous

     A. Negation of Partnership Status. This Agreement is not intended and will not be construed to create a partnership within the meaning of the Texas Revised Partnership Act nor under the laws of the state in which any party hereto is incorporated, organized or conducting business. The parties expressly agree that no other party hereto will be responsible for obligations of any other party, each party being severally responsible only for its obligations arising hereunder.

     B. Internal Revenue Code Election. Notwithstanding any provisions herein that rights and liabilities hereunder are several and not joint or collective, or that this Agreement and operations hereunder will not constitute a partnership, if, for federal income tax purposes, this Agreement and the operations hereunder are regarded as a partnership, each party elects to be excluded from the application of all of the provisions of Subchapter "K," Chapter 1, Subtitle "A," of the Internal Revenue Code of 1986, as amended (the "Code"), as permitted and authorized by Section 761 of the Code and the regulations promulgated thereunder. The trustee is hereby authorized and directed to execute on behalf of each Guarantor such evidence of this election as may be required by the Secretary of the Treasury of the United States or the federal Internal Revenue Service ("IRS"), including specifically, but not by way of limitation, all of the returns, statements and data required by IRS Regulation Section 1.761. Should there be any requirement that each party give further evidence of this election, each party will execute such documents and furnish such other evidence as may be required by the IRS or as may be necessary to evidence this election. No party will give any notices or take any other action inconsistent with the election made hereby. If any present or future income tax laws of any state within an interest herein or any future income tax laws of the United States contain provisions similar to those in Subchapter "K," Chapter 1, Subtitle "A," of the Code under which an election similar to that provided by Section 761 of the Code is permitted, each party will make such election as may be permitted or required by such laws. In making the foregoing election, each party states that the income derived from operations hereunder can be adequately determined without the computation of partnership taxable income.

     C. Governing Law and Forum. This Agreement will be governed by the laws of the State of Texas, both as to interpretation and performance.

     D. Binding on Successors and Assigns. This Agreement will be binding upon and inure to the benefits of the parties hereto and their respective successors and assigns.

     E. Severability. Every provision of this Agreement is intended to be severable. If any term or provision hereof is illegal or invalid for any reason whatsoever, such illegality or invalidity will not affect the validity of the remainder of the Agreement.

     F. Exhibits. All exhibits referenced herein are incorporated herein and made a part hereof for all purposes.

     G. Multiple Counterparts. This Agreement may be signed in multiple counterparts, each party being bound upon its execution of same regardless of whether all other parties execute same. All copies will be considered as one document.

     H. Notice. All notices, requests or consents under this Agreement shall be
(a) in writing, (b) delivered to a principal officer or managing entity of the recipient in person, by courier or mail or by facsimile, telegram, telex, cablegram or similar transmission, and (c) effective only upon actual receipt by such person during normal business hours. If received after normal business hours, the notice will be considered to have been received on the next business day after such delivery. Whenever any notice is required to be given by applicable law or this Agreement, a written waiver thereof, signed by the entity entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. For purposes of notices, the mailing addresses of the parties shall, until changed by giving notice to the other parties, be as stated above.

     I. Arbitration. The parties agree that any controversy arising between them, including, but not limited to, common law, statutory, tort or contract claims or any other claim in any manner whatsoever pertaining to this agreement or otherwise, will be submitted first to mediation, and failing settlement, to binding arbitration. The mediation and/or arbitration proceedings will be conducted in San Antonio, Texas, under the then current Mediation and Arbitration Procedures for business disputes of CPR-Institute for Dispute Resolution of New York, New York.

Notwithstanding anything to the contrary in this document, this arbitration provision will be governed by the provisions of the Federal Arbitration Act, 9 U.S.C. Section 1 et. seq., and judgment upon the award rendered by the arbitrator(s) may be entered by any court having jurisdiction thereover.

     J. Release of Lien. The First Lien Deed of Trust and the Second Lien Deed of Trust require the consents of the Guarantors before Venus Exploration can sell any of the property subject to those deeds of trust, and they provide that such consent cannot be unreasonably withheld. For purposes of obtaining any such release of lien from the Guarantors for the purpose of selling that property to a third party, Venus Exploration agrees that the requirement that any net proceeds from the sale be used to reduce the outstanding debt that the Guarantors are guarantying is a reasonable condition of giving such consent.


VENUS EXPLORATION, INC.



By:        /s/ E. L. Ames, Jr.
           E.L. Ames, Jr.,
           Chief Executive Officer

GUARANTORS:



---------------------------                         ---------------------------
L. Lowry Mays                                                 James W. Gorman




---------------------------                         ---------------------------
Robert Scott                                                  Robert Buschman



---------------------------                         ---------------------------
Michael E. Little                                             E. L. Ames, Jr.



---------------------------
John Y. Ames

TRUSTEE:



---------------------------
Carl R. Oliver, Trustee

Exhibits:
Exhibit A - Form of Frost Bank Promissory Note
Exhibit A-1 - Form of Guaranty Agreement
Exhibit B - Guarantor Group
Exhibit C - Hibernia Deed of Trust
Exhibit D - Second Lien Deed of Trust on Producing Properties
Exhibit E - First Lien Deed of Trust on Recorded, Non-Producing Leases Exhibit F - First Lien Deed of Trust on Unrecoreded, Non-Producing Leases Exhibit G - Contingent Promissory Note

                                                                    Exhibit 10.5

                    ASSIGNMENT OF OVERRIDING ROYALTY INTEREST


STATE OF TEXAS              ss.
                            ss.         KNOW ALL MEN BY THESE PRESENTS THAT:
COUNTY OF ________          ss.


     THIS ASSIGNMENT OF OVERRIDING ROYALTY INTEREST is from VENUS EXPLORATION, INC. ("Venus Exploration") to L.LOWRY MAYS, JAMES W. GORMAN,ROBERT SCOTT, ROBERT BUSCHMAN, MICHAEL E. LITTLE, E.L. AMES, JR., and JOHN Y. AMES (each individually, an "Assignee"), whose addresses are shown on Exhibit A.

     WHEREAS, Venus Exploration owns at least the overriding royalty interests in various oil, gas and mineral leases that are listed on Exhibit A as "Venus Exploration's Override";

     WHEREAS, the oil, gas and mineral leases that are subject to those overriding royalty interests are more particularly described on Exhibit B;

     WHEREAS, Venus Exploration desires and intends to transfer to each Assignee a separate part of Venus Exploration's Override;


     NOW, THEREFORE, for TEN DOLLARS ($10.00) and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Venus Exploration hereby TRANSFERS, GRANTS, CONVEYS AND ASSIGNS unto each of the Assignees in separate conveyances the parts of Venus Exploration's Override specified on Exhibit A, which separate parts total, but do not exceed, Venus Exploration's Override, as described on Exhibit A. It is the intent of Venus Exploration that each of the Assignees receive separate, wholly-owned parts of Venus Exploration's Override; i.e., no Assignee will own an undivided part of any other Assignee's part of the total Venus Exploration's Override.

     This Assignment is made and accepted subject to all documents of record in _________ County, Texas, and the terms of the joint operating agreement under which operations and production are conducted on the property that is subject to Venus Exploration's Override.

     The real property hereby sold and transferred to Assignee is sold with only a Special Warranty of Title; i.e., Venus Exploration binds itself and its successors and assigns to Assignee and its successors and assigns against every person whomsoever lawfully claiming its interest in the overriding royalty interest conveyed hereby by, through or under Venus Exploration, but not otherwise.

     Executed this 31st day of May, 2002.

VENUS EXPLORATION, INC.


By:        /s/ John Y. Ames
           John Y. Ames, President

STATE OF TEXAS
                                        ss.
COUNTY OF BEXAR                         ss.

     This instrument was acknowledged before me on this _______ day of April, 2002, by John Y. Ames, President of VENUS EXPLORATION, INC., a Delaware corporation, on behalf of that corporation.


                                                 -----------------------------
[personalized seal]                              Notary Public, State of Texas


After recording, please return to:

                                                                    Exhibit 10.6

                                   FIRST LIEN
                      (ON UNRECORDED, NON-PRODUCING LEASES)
               DEED OF TRUST, MORTGAGE, ASSIGNMENT OF PRODUCTION,
                   SECURITY AGREEMENT, AND FINANCING STATEMENT


     VENUS EXPLORATION, INC., a Delaware corporation (herein called "Grantor"),1250 N. E. Loop 410, Suite 810, San Antonio, Texas 78209, to secure payment and performance of the Obligation (hereinafter defined), and for and in consideration of the sum of Ten and No/100 Dollars ($10.00) cash and other valuable consideration in hand paid to Grantor, the receipt and adequacy of which are hereby acknowledged, and for and in consideration of the debt and trusts hereinafter mentioned, has GRANTED, BARGAINED, SOLD, ASSIGNED, TRANSFERRED, and CONVEYED, and by these presents does GRANT, BARGAIN, SELL, ASSIGN, TRANSFER and CONVEY, unto Carl R. Oliver, Trustee(herein called "Trustee"), whose address is 4040 Broadway, Suite 690, San Antonio, Texas, 78209, and to Trustee's successor or successors or substitutes in this trust, with power of sale, all of the record and/or beneficial interest of Grantor in and to the real and personal properties, rights, titles, interests and estates described or to which reference is made in Paragraphs I through VI, inclusive, below, whether now owned by Grantor or hereafter acquired by Grantor (herein collectively called the "Mortgaged Property"):

     Paragraph I. Oil and Gas Leases and Other Properties. All of those certain oil and gas and/or oil, gas and mineral leases, lands, interests and other properties (all such leases being herein called the "Subject Leases," and all such leases, lands, interests and other properties being herein called the "Subject Interests") that are described and/or to which reference may be made on Exhibit A attached to and made a part of this Deed of Trust for all purposes and incorporated herein by reference as fully as if copied verbatim in the body of this Deed of Trust at this point.

     Paragraph II. Pooled Interests. All rights, titles, interests and estates now owned or hereafter acquired by Grantor in and to (i) any and all properties now or hereafter pooled or unitized with any of the Subject Interests, and (ii) all presently existing or future unitization, communitization and pooling agreements, and the units created thereby, that include all or any part of the Subject Interests, including, without limitation, all units formed under or pursuant to any Laws. The rights, titles, interests and estates described in this Paragraph II shall also be included within the term "Subject Interests" as used herein.

     Paragraph III. Hydrocarbons. All oil, gas, casinghead, gas, drip gasoline, natural gasoline and condensate, all other liquid and gaseous hydrocarbons, and all other minerals, whether similar to the foregoing or not (herein collectively called "Hydrocarbons"), now or hereafter accruing to or produced from the Subject Interests and/or to which Grantor now or hereafter may be entitled as a result of or by virtue of its record and/or beneficial ownership of any one or more of the Subject Interests.

     Paragraph IV. Contracts. All present and future rights of Grantor (including, without limitation, all rights to receive payments under or by virtue of all present and future operating agreements, contracts for the purchase, exchange, processing, transportation or sale of Hydrocarbons, and other contracts and agreements relating in any way to all or any part of the Mortgaged Property as the same may be amended or supplemented from time to time (the "Subject Contracts").

     Paragraph V. Other Property. All tenements, hereditaments, appurtenances and properties in anywise appertaining, belonging, affixed or incidental to the Subject Leases, in which Grantor now owns or hereafter acquires an interest, including, without limitation, any and all property, real or personal, in which Grantor now owns or hereafter acquires an interest that is situated upon and/or used or useful in connection with all or any part of the Subject Leases and including all pipelines; gathering lines; trunk lines; lateral lines; pipeline easements and rights-of-way; compressor, dehydration and pumping equipment, sites and leases; pumps; compressors; dehydration units; separators; heater treaters; valves; flow lines; gauge meters; alarms; supplies; machinery; derricks; building; tanks; casings; Christmas trees; tubing; rods; liquid extractors; engines; boilers; tools; appliances; cables; wires; surface leases; rights-of-way; easements; servitudes; and franchises; and all accessions, additions, substitutes and replacements to or for, and all accessories and attachments to, any of the foregoing (all such surface leases, easements, licenses, rights-of-way and franchises being herein called the "Subject Easements," and all such tangible property described in this Paragraph V being herein called the "Personal Property").

     Paragraph VI. Other Rights to Hydrocarbons. Any and all other rights, titles, estates, royalties and interests (whether or not presently included within the Subject Interests) now owned or hereafter acquired by Grantor (i) in and to all Hydrocarbons in and under and that may be produced and saved from the lands described or to which reference is made on Exhibit A (the "Land") and (ii) in and to all reversions, remainders, tolls, rents, revenues, issues, proceeds, earnings, income and profits from the Land.

     TO HAVE AND TO HOLD the Mortgaged Property, together with all and singular the rights, privileges, contracts and appurtenances now or hereafter at any time before the foreclosure or release hereof in anywise appertaining or belonging thereto, unto Trustee and to his successors or substitutes hereunder and to their successors and assigns forever; and Grantor hereby binds and obligates Grantor and Grantor's Successors to warrant and forever defend, all and singular, the Mortgaged Property unto Trustee and to his successors or substitutes hereunder and to their successors and assigns, against the lawful claims of any and all Persons whomsoever claiming or to claim the same, or any part thereof, SUBJECT, HOWEVER, ONLY to Permitted Liens.

     REFERENCE IS MADE TO SECTION 4.13 FOR THE DEFINITIONS OF SEVERAL OF THE TERMS USED HEREIN.

     This conveyance is made in trust, however, upon the terms and provisions hereinafter set out to secure the full and final payment and performance of the Obligation, as defined in Article I below.


     To further secure the Obligation, Grantor hereby grants to L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr. and John Y. Ames (collectively, herein called "Beneficiary"), whose address is in care of the Trustee at the Trustee's address, a security interest in the Mortgaged Property insofar as such Mortgaged Property consists of equipment, general intangibles, accounts, inventory, fixtures and any and all other personal property of any kind or character defined in and subject to the provisions of the Code, including the proceeds and products from any and all of such Mortgaged Property [all of such Mortgaged Property (and the proceeds and products thereof) being herein called the "Collateral"]. Upon the happenings of any Default, Beneficiary is and shall be entitled to all of the Rights afforded a secured party by the Code with reference to the Collateral, or Trustee or Beneficiary may proceed as to both the real and personal property covered hereby in accordance with the Rights granted under this Deed of Trust in respect to the real property covered hereby. Such Rights shall be cumulative and in addition to those granted to Trustee or Beneficiary under any other provision of this Deed of Trust or under any other instrument executed in connection with or as security for all or any part of the Obligation.

                                   ARTICLE ONE

                                                          SECURED OBLIGATION.

     This Deed of Trust, Mortgage, Assignment of Production, Security Agreement, and Financing Statement (herein called the "Deed of Trust") is made to secure and enforce the following, obligations, indebtedness, covenants, conditions, agreements, loans, advances, debts and liabilities (herein collectively called the "Obligation"):

     Section 1.1 Guaranty The obligation to repay each Beneficiary for any amounts paid by the Beneficiary to the Frost National Bank or its assigns (the "Bank") as a direct result of the Bank's exercise of its rights under that Guaranty Agreement dated May 30, 2002, from Beneficiary to the Bank (the "Guaranty Agreement") securing Grantor's indebtedness to the Bank in the amount of $2,000,000 as referenced in that Guaranty Agreement (the "Note"). The obligation to repay Beneficiary is more particularly described in that Guarantors' Cooperation Agreement dated May ___, 2002, among Venus Exploration, Inc., Trustee and Beneficiaries.

     Section 1.2 Other Indebtedness. Any and all other additional indebtedness or liabilities for which Grantor is now or may hereafter become liable to Beneficiary at any time and from time to time, in any manner, either primarily or secondarily, absolutely or contingently, directly or indirectly, jointly, severally, or jointly and severally, and whether matured or unmatured, including all indebtedness and liabilities now or hereafter arising directly out of transactions between Grantor and Beneficiary or acquired by Beneficiary outright, conditionally, or as collateral security from another Person and whether or not created after payment in full of the Note if this Deed of Trust shall not have been released of record by Beneficiary.

     Section 1.3 Indebtedness Arising Under Security Instruments. All indebtedness, obligations, covenants, conditions, agreements and liabilities arising pursuant to the provisions of this Deed of Trust and/or any other security agreement, mortgage, deed of trust, collateral pledge agreement, contract, assignment or loan agreement of any kind now or hereafter existing as security for, executed in connection with, or related to the Obligation and/or any part thereof (each such agreement being herein called "other security instrument").

     Section 1.4 Costs and Expenses. All sums advanced and costs and expenses incurred by Beneficiary, including without limitation, all legal, accounting, engineering, management, consulting or like fees, made and incurred in connection with the foregoing Sections 1.1, 1.2, and 1.3 or any part thereof, or in connection with the acquisition, perfection, realization, maintenance or preservation of the security therefor, or in connection with the following
Section 1.5, or any part thereof, whether such advances, costs or expenses shall have been made and incurred at the request of Grantor or Beneficiary.

           Section 1.5 Renewals, Extensions, and Rearrangements. Any and all renewals, extensions and/or rearrangements of all or any part of the Note, indebtedness, obligations, debts, loans, advances, covenants, agreements and liabilities described or to which reference is made in the foregoing Sections 1.1, 1.2, 1.3, and 1.4.


                                   ARTICLE TWO

CERTAIN REPRESENTATIONS, WARRANTIES, AND COVENANTS OF GRANTOR

     Section 2.1 Representations and Warranties. Grantor represents and warrants to Beneficiary that in all material respects:

     (a) Authority. Grantor has authority to execute this Deed of Trust, to grant, bargain, sell, mortgage, assign, transfer, and convey the Mortgaged Property to the Trustee pursuant to this Deed of Trust, and to make the covenants, representations, warranties, and assignments contained in this Deed of Trust;

     (b) Title. Grantor (i) has good title to, (ii) is the lawful owner and holder of, and (iii) is possessed of the Mortgaged Property free and clear of any and all Liens except Permitted Liens;

     (c) Percentage Interests. The percentage interests of Grantor's participation in the total costs incurred in connection with the Mortgaged Property described on Exhibit A attached hereto is not greater than as represented on said Exhibit, and the percentage interests of Grantor's participation in the total production of Hydrocarbons produced and saved from the Mortgaged Property described on Exhibit A is not less than as represented on said Exhibit; and

     (d) Advance Payment Contract. Grantor is not a party to any Advance Payment Contract affecting or relating to any of the Subject Interests not heretofore disclosed to Beneficiary in writing.

     Section 2.2 Covenants of Grantor. Grantor, for Grantor and Grantor's Successors, covenants and agrees to:

     (a) Additional Documents. At any time, and from time to time, upon request by Beneficiary, forthwith execute and deliver to Beneficiary any and all additional instruments and further assurances, and do all other acts and things, as may be necessary or proper to effect the intent of these presents and to evidence and perfect more fully the Rights and Liens herein created or intended to be created and to protect the Rights of Beneficiary hereunder.

     (b) Existence and Authority. Continuously maintain Grantor's existence as a corporation in good standing under the laws of the state of its corporation and in all jurisdictions in which it is conducting business.

     (c) Cure of Defects. If the validity or priority of this Deed of Trust or of any Rights or Liens created or evidenced hereby with respect to the Mortgaged Property or any material part thereof shall be endangered or questioned or shall be attacked directly or indirectly or if any legal proceedings are instituted against Grantor with respect thereto, give written notice thereof to Beneficiary promptly and, at Grantor's own cost and expense, diligently endeavor to cure any defect that may be developed or claimed, and take all necessary and proper steps for the defense of such legal proceedings, including, but not limited to, the employment of counsel acceptable to Beneficiary, the prosecution or defense of litigation and the release or discharge of all adverse claims, and Trustee and Beneficiary, or either of them (whether or not named as parties to legal proceedings with respect thereto), are hereby authorized and empowered to take such additional steps as in their judgment and discretion may be necessary or proper for the defense of any such legal proceedings, including, but not limited to, the prosecution or defense of litigation, and the compromise or discharge of any adverse claims made with respect to the Mortgaged Property, and all expense so incurred of every kind and character shall be a demand obligation owing by Grantor to Beneficiary.

     (d) Payment of Taxes. Pay, or cause to be paid, before delinquent, all lawful Taxes in respect to the Mortgaged Property, or any part thereof, and from time to time, upon request of Beneficiary, to furnish to Beneficiary evidence satisfactory to Beneficiary of the timely payment of such Taxes.

     (e) Compliance with Subject Leases, Interests, Contracts, and Easements. Timely perform all obligations under, and not violate any of, the Subject Leases, Subject Interests, Subject Contracts or Subject Easements.

     (f) Maintenance of Mortgaged Property. At all times maintain, preserve and keep the Mortgaged Property in good repair and condition, and from time to time to make all necessary and proper repairs, replacements and renewals; and not to commit or permit any waste on or of the Mortgaged Property.

     (g) Mortgage Taxes. At any time any Law shall be enacted imposing or authorizing the imposition of any Tax upon this Deed of Trust, or upon any Lien created hereby, immediately pay all such taxes; provided that, in the alternative, Grantor may, in the event of the enactment of such a Law, and must, if it is unlawful for Grantor to pay such Taxes, prepay that portion of the Obligation that Beneficiary in good faith determines is secured by property covered by such Law within 30 days after demand therefor by Beneficiary.

     (h) Performance of Covenants. Punctually and properly perform all of Grantor's covenants, duties, and liabilities under this Deed of Trust and any other security instrument.

     (i) Inspection of Mortgaged Property. Allow Beneficiary to inspect the Mortgaged Property and all records relating thereto, and to make and take away copies of such records.

     (j) Operation of Mortgaged Property. Operate the Mortgaged Property, or cause it to be operated, in a careful and efficient manner in accordance with the practices of the industry and in compliance with all Subject Leases, Subject Contracts, Subject Easements and Laws.

     (k) Development Work. Do, or cause to be done, such development and other work as would be conducted by a reasonably prudent operator to protect from material diminution the production capacity of the Mortgaged Property and each producing well thereon.

     (l) Maintenance of Subject Leases, Contract, and Easements. Maintain all Subject Leases, Subject Contracts, and Subject Easements in full force and effect and not permit to occur the surrender, abandonment, release or termination of any Subject Leases, Subject Contracts or Subject Easements, so long as the Subject Interests covered thereby or relating thereto are capable of producing Hydrocarbons in commercially paying quantities.

     (m) Insurance. Carry insurance with respect to the Mortgaged Property with such insurers, in such amounts, and covering such risks as shall be customary in the industry, including, but not limited to, workmen's compensation insurance and insurance against loss or damage by fire, lightning, hail, windstorm, explosion, hazards, casualties and other contingencies; deliver evidence of the policies of insurance to Beneficiary and pay or cause to be paid all premiums for such insurance at least 15 days before such premiums become due; furnish to Beneficiary satisfactory proof of the timely making of such payments; and deliver evidence of all renewal policies to Beneficiary at least 15 days before the expiration date of each expiring policy.

     (n) Compliance with Laws. Comply with all Laws applicable to the Mortgaged Property and its ownership, use and operation, including, without limitation, Environmental Laws.

     (o) Sales of Mortgaged Property. Not, without the prior written consent of Beneficiary, which will not be unreasonably withheld, sell, trade, transfer, convey, assign, exchange, pledge, encumber, create any Lien (except a Permitted
Lien) with respect to or otherwise dispose of the Mortgaged Property, or any part thereof, or any interest therein, except items of Personal Property that have become obsolete or worn beyond practical use and that have been replaced by adequate substitutes having a value equal to or greater than the replaced items when new.

     (p) Title Opinions. Furnish to Beneficiary copies of any title opinions and any abstracts of title requested by Beneficiary from time to time that Grantor has or may hereafter obtain affecting any part of the Mortgaged Property.

     (q) Advance Payment Contract. Not enter into or agree to any Advance Payment Contract with any person affecting any of the Mortgaged Property.

     (r) Transactions with Affiliates. Not, directly or indirectly, enter into any sale, lease or exchange of any property or any contract for the rendering of goods or services with respect to any of the Mortgaged Property (including, without limitation, operating agreements under which Grantor or an affiliate of Grantor serves as operator) with any affiliate of Grantor other than upon fair and reasonable terms no less favorable than could be obtained in an arm's length transaction with a Person not an affiliate of Grantor.

     (s) Properties Not Operated by Grantor. Anything in this Section 2.2 to the contrary notwithstanding, Grantor, with respect to those Subject Interests that are operated by operators other than Grantor, shall not be obligated himself to perform undertakings performable only by such operators and that are beyond the control of Grantor. In each such case, however, Grantor will promptly take all actions available to him, under applicable operating arrangements or otherwise, to bring about the performance of any such undertakings required to be performed by such operators.


                                  ARTICLE THREE

                              DEFAULTS AND REMEDIES

     Section 3.1 Defaults. The term "Default," as used herein, shall mean (i) the failure of Grantor, within 30 days after written notice thereof from Beneficiary, to cure a default in the due performance or observance of any covenant or agreement contained in this Deed of Trust and not constituting a default in the payment of principal of or interest on the Obligation, or (ii) the failure of Grantor within 10 business days after written notice thereof from Beneficiary to pay when due the principal of or interest on the Obligation, or any part thereof, after the same shall have become due and payable (whether at stated maturity, by acceleration, or otherwise).

     Section 3.2 Remedies. If a Default shall occur and be continuing, Beneficiary may, at its option, do any one or more of the following to the extent permitted by applicable Law:

     (a) Payment or Performance by Beneficiary. If Grantor has failed to keep or perform any covenant whatsoever contained in this Deed of Trust or any other security instrument, Beneficiary may, but shall not be obligated to any Person to do so, perform or attempt to perform such covenant, and any payment made or expense incurred in the performance or attempted performance of any such covenant shall be a part of the Obligation, and Grantor promises, upon demand, to pay to Beneficiary, at the place where the Note is payable, or at such other place as Beneficiary may direct by written notice, all sums so advanced or paid by Beneficiary until paid by Grantor. No such payment by Beneficiary shall constitute a waiver of any Default.

     (b) Acceleration. Beneficiary may, at its option, declare the aggregate unpaid principal amount of and interest on the Note and all other parts of the Obligation to be, and the same shall thereupon become, immediately due and payable without presentment, demand, protest, notice of acceleration, notice of intent to accelerate, notice of protest or notice of dishonor, or any other notice of any kind, all of which are expressly waived by Grantor.

     (c) Foreclosure. Beneficiary may request Trustee to proceed with foreclosure, and in such event Trustee is hereby authorized and empowered, and it shall be his duty, upon such request of Beneficiary, and to the extent permitted by applicable Law, to sell all or any part of the Mortgaged Property at one or more sales, as an entirety or in parcels, at such place or places and otherwise in such manner and upon such notice as may be required by applicable Law, or in the absence of any such requirement, as Trustee and/or Beneficiary may deem appropriate, and to make conveyance to the purchaser or purchasers thereof. Any sale of any part of the Mortgaged Property shall be made to the highest bidder or bidders for cash, at the courthouse door of, or at such other place as may be required or permitted by applicable Law in, the county wherein the Land included within the Mortgaged Property to be sold is situated; provided that if the Land is situated in more than one county, such sale of the Mortgaged Property, or any part thereof, may be made in any county wherein any part of the Land included within the Mortgaged Property to be sold is situated. Any such sale shall be made at public outcry, on the day of any month, during the hours of such day and after written notices thereof have been publicly posted in such places and for such time periods and after all Persons entitled to notice thereof have been sent such notice, all as required by applicable Law in effect at the time of such sale; and nothing herein shall be deemed to require Beneficiary or Trustee to do, and Beneficiary and Trustee shall not be required to do, any act other than as required by applicable Law in effect at the time of such sale. Any such sale may be as a whole or in such parcels as Trustee may select. After such sale, Trustee shall make to the purchaser or purchasers thereunder good and sufficient deeds and assignments, in the name of Grantor, conveying the Mortgaged Property, or part thereof, so sold to the purchaser or purchasers with special warranty of title (subject to Permitted Liens) by Grantor. Sale of a part of the Mortgaged Property shall not exhaust the power of sale, but sales may be made from time to time until the Obligation is paid and performed in full. It shall not be necessary to have present or to exhibit at any such sale any of the Collateral. It is intended by each of the foregoing provisions of this Subsection 3.2(c) that Trustee may, after any request or direction by Beneficiary, sell, not only the Subject Interests included within, but also, all other items constituting a part of, the Mortgaged Property, or any part thereof, along with the Land, or any part thereof, included within the Mortgaged Property all as a unit and as a part of a single sale, or may sell any part of the Mortgaged Property separately from the remainder of the Mortgaged Property. It is agreed that, in any deed or assignment given by Trustee, any and all statements of fact or other recitals therein made as to the identity of Beneficiary or as to the occurrence or existence of any Default, or as to the acceleration of the maturity of the Obligation, or as to the request to sell, notice of sale, time, place, terms and manner of sale, and the receipt, distribution and application of the money realized therefrom, or as to the due and proper appointment of a substitute trustee, and, without being limited by the foregoing, as to any other act or thing having been duly done by Beneficiary or by Trustee, shall be evidence that the said statements or recitals state facts and are without further question to be so accepted, and Grantor does hereby ratify and confirm any and all acts that Trustee may lawfully do in the premises by virtue hereof. In the event of the resignation (such resignation being hereby authorized for any reason) or death of Trustee, or his removal from his county of residence stated on the first page hereof, or his failure, refusal or inability, for any reason, to make any such sale or to perform any of the trusts herein declared, or, at the option of Beneficiary, without cause, Beneficiary may appoint, in writing, a substitute trustee, who shall thereupon succeed to all the estates, titles, rights, powers and trusts herein granted to and vested in Trustee. Such appointment may be made on behalf of Beneficiary by any person who is then the president, or any vice president or any other authorized officer or agent of Beneficiary. In the event of the resignation (such resignation being hereby authorized for any reason) or death of any such substitute trustee, or his failure, refusal or inability to make such sale or perform such trusts, or, at the option of Beneficiary, without cause, successive substitute trustees may thereafter, from time to time, be appointed by Beneficiary in the same manner. Trustee may appoint, in writing, any one or more Persons as Trustee's agent and attorney-in-fact to act as Trustee under him and in his name, place and stead, to perform any one or more acts necessary or incident to any sale under the power of sale granted under the preceding provisions of this Subsection 3.2(c), including, without limitation, the posting and filing of any notices, the conduct of such sale and the execution and delivery of any instruments conveying the Mortgaged Property so sold, but in the name and on behalf of Trustee. All acts done or performed by any such agent and attorney-in-fact shall be valid, lawful and binding as if done or performed by Trustee. Wherever herein the word "Trustee" is used, the same shall mean the Person who is the duly appointed trustee or substitute trustee hereunder at the time in question.

     (d) Suit. Beneficiary may, or Trustee may upon written request of Beneficiary, proceed by suit or suits, at law or in equity, to enforce the payment and performance of the Obligation in accordance with the terms hereof and of the Note or the other security instruments, or other documents and/or writings securing and/or evidencing the Obligation, to foreclose the Liens of this Deed of Trust as against all or any part of the Mortgaged Property and to have all or any part of the Mortgaged Property sold under the judgment or decree of a court of competent jurisdiction.

     (e) Assemble Collateral. Beneficiary may require Grantor to assemble the Collateral included within the Mortgaged Property, or any part thereof, and make it available to Beneficiary, at a place to be designated by Beneficiary that is reasonably convenient to Grantor and Beneficiary.

     (f) Disposition of Collateral. After notification, if any, as hereafter provided in this Subsection 3.2(f), Beneficiary may sell, lease or otherwise dispose of, at the office of Beneficiary, or on the Land, or elsewhere, as chosen by Beneficiary, all or any part of the Collateral included within the Mortgaged Property, in its then condition, or following any commercially reasonable preparation or processing, and each Sale [as used in this Subsection 3.2(f), the term "Sale" means any such sale, lease, or other disposition made pursuant to this Subsection 3.2(f)] may be as a unit or in parcels, by public or in private proceedings, and by way of one or more contracts, and, at any Sale, it shall not be necessary to exhibit the Collateral, or any part thereof, being sold, leased or otherwise disposed of. The Sale of all or any part of the Collateral shall not exhaust Beneficiary's power of Sale, but Sales may be made from time to time until the Obligation is paid and performed in full. Reasonable notification of the time and place of any public Sale pursuant to this Subsection 3.2(f), or reasonable notification of the time after which any private Sale is to be made pursuant to this Subsection 3.2(f), shall be sent to Grantor and to any other persons entitled under the Code to notice. It is agreed that notice sent or given not less than 21calendar days prior to the taking of the action to which the notice relates, is reasonable notification and notice for such purposes of this Subsection 3.2(f).

     (g) Surrender of Insurance Policies. Beneficiary may surrender the insurance policies maintained pursuant to Subsection 2.2(m) hereof, or any part thereof, and receive and apply the unearned premiums as a credit on the Obligation, and, in connection therewith, Grantor hereby appoints Beneficiary as the agent and attorney-in-fact for Grantor to collect such premiums.

     Section 3.3 Purchase of Mortgaged Property by Beneficiary. If Beneficiary is the purchaser of the Mortgaged Property, or any part thereof (and it is specifically agreed that Beneficiary may be the purchaser of the Mortgaged Property, or any part thereof, if permitted by applicable Law), at any sale thereof, whether such sale be under the power of sale hereinabove vested in Trustee, or upon any other foreclosure of the Liens hereof, or otherwise, Beneficiary shall, upon any such purchase, acquire good title to the Mortgaged Property so purchased, free of the Liens of these presents.

     Section 3.4 Possession of Property After Foreclosure. In case the Liens hereof shall be foreclosed by Trustee's sale, or by other judicial or non-judicial action, the purchaser at any such sale shall receive, as an incident to his ownership, immediate possession of the Mortgaged Property, or any part thereof so conveyed, and, subsequent to foreclosure, Grantor and Grantor's Successors shall be considered as tenants at sufferance of the purchaser at foreclosure sale, and anyone occupying the property after demand made for possession thereof shall be guilty of forcible detainer and shall be subject to eviction and removal, forcible, or otherwise, with or without process of Law, and all damages by reason thereof are hereby expressly waived.

     Section 3.5 Application of Proceeds. The proceeds from any sale, lease or other disposition made pursuant to this Article Three, the proceeds from surrendering any insurance policies pursuant to Subsection 3.2(g), any proceeds of Hydrocarbons collected by Beneficiary pursuant to Article Four, and sums received pursuant to Section 4.5 shall be applied by Trustee, or by Beneficiary, as the case may be, to the payment of the Obligation, whether or not matured, as may be determined by Beneficiary in its sole discretion until the Obligation is paid in full.

     Section 3.6 Abandonment of Sale. In the event a foreclosure hereunder should be commenced by Trustee in accordance with Subsection 3.2(c), Beneficiary may at any time before the sale direct Trustee to abandon the sale, and may then institute suit for the collection of the Obligation, and/or for the foreclosure of the Liens hereof. If Beneficiary should institute a suit for the collection of the Obligation, and/or for the foreclosure of the Liens hereof, it may at any time before the entry of a final judgment in said suit sell and/or require Trustee to sell (and Trustee is hereby expressly authorized to sell) the Mortgaged Property, or any part thereof, in accordance with the provisions of this Deed of Trust.

     Section 3.7 Waiver of Appraisement and Redemption. To the full extent Grantor may lawfully do so, Grantor agrees that Grantor will not at any time insist upon, plead, claim or take the benefit or advantage of any appraisement, valuation, stay, extension or redemption Law, now or hereafter in force, in order to prevent or hinder the enforcement of this Deed of Trust or the absolute sale of the Mortgaged Property, or any part thereof, or the possession thereof by any purchaser at any such sale, but Grantor, insofar as Grantor now or hereafter may lawfully do so, hereby waives the benefit of all such Laws; provided, however, that the appraisement of any of the Mortgaged Property is hereby expressly waived or not waived at the option of Trustee and/or Beneficiary, such option to be exercised prior to or at the time judgment is rendered in any foreclosure of this Deed of Trust. Grantor also expressly waives, to the extent Grantor may lawfully do so, all Rights to have the Mortgaged Property marshaled upon any foreclosure of this Deed of Trust.


                                  ARTICLE FOUR

                                  MISCELLANEOUS

     Section 4.1 Release. If the Obligation is paid and performed in full in accordance with the terms of this Deed of Trust and the Note and other security instruments and documents and writings evidencing or securing all or any part of the Obligation, then this conveyance shall be released at Grantor's request and expense; provided, however, Grantor's warranties and indemnities contained in this Deed of Trust shall survive the payment and performance of the Obligation and the release of this Deed of Trust.

     Section 4.2 Rights Cumulative. All Rights and Liens herein expressly conferred are cumulative of all other Rights and Liens herein, or by Law or in equity provided, or provided in any other security instrument, and shall not be deemed to deprive Beneficiary or Trustee of any such other legal or equitable Rights and Liens by judicial proceedings, or otherwise, appropriate to enforce the conditions, covenants and terms of this Deed of Trust and other security instruments, and the employment or enforcement of any Rights hereunder, or otherwise, shall not prevent the concurrent or subsequent employment or enforcement of any other Rights.

     Section 4.3 Waivers. Any and all covenants in this Deed of Trust may from time to time, by instrument in writing signed by Beneficiary and delivered to Grantor, be waived to such extent and in such manner as Beneficiary may desire, but no such waiver shall ever affect or impair Beneficiary's Rights or Liens hereunder, except to the extent specifically stated in such written instruments.

     Section 4.4 Sale of Mortgaged Property. In the event Grantor or any of Grantor's Successors conveys any interest in the Mortgaged Property, or in any part thereof, to any other Person, Beneficiary may, without notice to Grantor or Grantor's successors, deal with any owner of any part of the Mortgaged Property with reference to this Deed of Trust and the Obligation, either by way of forbearance on the part of Beneficiary, or extension of time of payment of the Obligation, or release of all of any part of the Mortgaged Property, or any other property securing payment and performance of the Obligation, without in any way modifying or affecting Beneficiary's Rights and Liens hereunder or the liability of Grantor or any other party liable for payment and performance of the Obligation, in whole or in part, provided, that no action taken or omitted to be taken by Beneficiary under this Section 4.4 shall be deemed a waiver of any Default occurring by reason of any such conveyance.

     Section 4.5 Condemnation Sale. Beneficiary shall be entitled to receive any and all sums that may be awarded or become payable to Grantor for the condemnation of the Mortgaged Property, or any portion thereof, for public or quasi-public use, or by virtue of private sale in lieu thereof, and any sums that may be awarded or become payable to Grantor for damages caused by public works or construction on or near the Mortgaged Property. Grantor shall, upon request of Beneficiary, make, execute, acknowledge and deliver any and all additional assignments and documents as may be necessary from time to time to enable Beneficiary to collect and receive any such sums. Beneficiary shall not be, under any circumstances, liable or responsible for failure to collect, or exercise diligence in the collection of, any of such sums.

     Section 4.6 Renewals of Indebtedness. It is understood and agreed that the proceeds advanced by Guarantor to the Bank pursuant to the Guaranty Agreement or for the purchase of the Bank's Note, have been advanced by Beneficiary at Grantor's request and upon Grantor's representation that such amounts are due and payable. Beneficiary shall be subrogated to any and all Rights and Liens owned or claimed by any owner or holder of such outstanding Rights and Liens, however remote, regardless of whether such Rights and Liens are acquired by assignment or are released by the holder thereof upon payment.

     Section 4.7 Waiver of Marshaling. Grantor hereby waives all rights of marshaling in event of any foreclosure of the Liens hereby created.

     Section 4.8 Number and Gender of Words, Etc. Whenever herein the singular number is used, the same shall include the plural where appropriate, and vice versa, and words such as "herein," "hereof," "hereinafter" and other words of similar import shall refer to this Deed of Trust and not to any particular section or portion hereof, and words of any gender shall include each other gender where appropriate.

     Section 4.9 Headings. The captions, headings, and arrangements used in this Deed of Trust are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

     Section 4.10 Notices. Whenever this Deed of Trust requires or permits any consent, approval, notice, request or demand from one party to another, it shall be (a) in writing, (b) delivered to a principal officer or managing entity of the recipient in person, by courier or mail or by facsimile, telegram, telex, cablegram or similar transmission, and (c) effective only upon actual receipt by such person during normal business hours. If received after normal business hours, the notice will be considered to have been received on the next business day after such delivery. Whenever any notice is required to be given by applicable law or this Contract, a written waiver thereof, signed by the Person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. For purposes of notices, the mailing addresses of the parties shall, until changed as hereinafter provided, be as follows:

           If to Grantor:        Venus Exploration, Inc.
                                 1250 N. E. Loop 410, Suite 810
                                 San Antonio, Texas 78205

           If to Beneficiary:    Carl R. Oliver
                                 4040 Broadway, Suite 690
                                 San Antonio, Texas 78209

     Each party shall have the right from time to time and at any time to change its address by giving at least 15 days' written notice to the other party.

     Section 4.11 Governing Law. THIS DEED OF TRUST IS INTENDED TO BE PERFORMED IN THE STATE OF TEXAS OR THE STATE IN WHICH THE MORTGAGED PROPERTY IS LOCATED AND THE SUBSTANTIVE LAWS OF SUCH STATE AND OF THE UNITED STATES OF AMERICA SHALL GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND INTERPRETATION OF THIS DEED OF TRUST. HOWEVER, ANYTHING IN THIS DEED OF TRUST TO THE CONTRARY NOTWITHSTANDING, THE SUBSTANTIVE LAWS OF THE STATE OF TEXAS RELATING TO THE VALIDITY, CONSTRUCTION, AND INTERPRETATION OF THE OBLIGATION AND TO USURY AND PERMISSIBLE INTEREST AND SIMILAR CHARGES AND AMOUNTS SHALL GOVERN ALL ASPECTS OF THIS DEED OF TRUST.

     Section 4.12 Invalid Provisions. If any provision of this Deed of Trust is invalid or unenforceable, then, to the extent permitted by Law, the other provisions hereof shall remain in full force and effect and shall be liberally construed in favor of Beneficiary in order to carry out the intentions of the parties hereto as nearly as may be possible. If the Rights and Liens created by this Deed of Trust shall be invalid or unenforceable as to any part of the Obligation, the unsecured portion of the Obligation shall be completely paid prior to the payment of the remaining and secured portion of the Obligation, and all payments made on the Obligation shall be considered to have been paid on and applied first to the complete payment of the unsecured portion of the Obligation.

     Section 4.13 Definitions. As used herein, the following terms shall have the meanings indicated:

     "Advance Payment Contract" means any contract with another Person or party (the "Other Party") whereby Grantor either (i) receives or becomes entitled to receive (either directly or to a third party for Grantor's account or benefit) any payment (an "Advance Payment") that the Other Party may require to be applied toward payment of the purchase price of Hydrocarbons and which Advance Payment is paid or to be paid in advance of actual delivery of such production to or for the account of the other Party regardless of such production or (ii) grants an option or right of refusal to such Other Party to purchase and take delivery of such production, and, in either of the foregoing instances, regardless of whether the Advance Payment may be applied as payment for a portion only of the purchase price thereof or of a percentage or share of such production. Inclusion of the standard "take or pay" provision in any gas sales or purchase contract shall not, in and of itself, constitute such contract an "Advance Payment Contract" for the purposes hereof.

     "Beneficiary" means L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr. and John Y. Ames and any future holder.

     "Code" means the Texas Uniform Commercial Code, TEX. BUS. & COM. CODE ANN.ss.ss.1.101-11.108, as the same may be amended from time to time.

     "Collateral" has the meaning given such term on page 2 hereof.

     "Deed of Trust" has the meaning given such term in Article One hereof.

     "Default" has the meaning given such term in Section 3.1 hereof.

     "Environmental Laws" means the following: the Resource Conservation and Recovery Act of 1976, 42 U.S.C.ss.ss.6901 et seq., as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C.ss.ss.9601 et seq. ("CERCLA"), the Toxic Substance Control U.S.C.ss.ss.2601 et seq., the Clean Air Act, 42 U.S.C.ss.ss.7401 et seq., the Clean Water Act, 33 U.S.C.ss.ss.1251 et seq., and any other Law regulating or imposing liability for or standards of conduct concerning the release or disposal of any Hazardous Material or relating to pollution or the protection of the environment, including, without limitation, Laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or other Hazardous Materials into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata), health, industrial hygiene, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, removal, cleanup, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or other Hazardous Materials.

     "Grantor" means Venus Exploration, Inc., a Delaware corporation.

     "Grantor's Successors" means each and all the immediate and remote successors, assigns, heirs, executors, administrators, and legal representatives of Grantor.

     "Hazardous Material" shall mean any flammable, explosive, radioactive material, hazardous waste, toxic substance or related material and any other substance or material defined or designated as a hazardous or toxic substance, material or waste by any Law presently in effect or as amended or promulgated in the future and shall include, without limitation:

     (i) those substances included within the definitions of "hazardous substances," "hazardous materials," "toxic substances," or "solid waste" in CERCLA, RCRA, and the Hazardous Materials Transportation Act, 49 U.S.C.ss.ss.1801 et seq., and in the regulations promulgated pursuant thereto;

     (ii) those substances defined as "hazardous wastes" or as "hazardous substances" in applicable state Law and in the regulations promulgated pursuant thereto;

     (iii) those substances listed by the Environmental Protection Agency as hazardous substances;

     (iv) such other substances, materials and wastes that are or become regulated under applicable Law or that are classified as hazardous or toxic under Laws; and

     (v) any material, waste or substance that is (A) petroleum, (B) asbestos,
     (C) polychlorinated biphenyls or (D) designated as a "hazardous substance" pursuant to Section 311 of the Clean Water Act, 33 U.S.C.ss.ss.1251 et seq. (33 U.S.C. ss.ss.1321), or listed pursuant to Section 307 of the Clean Water Act (33 U.S.C.ss.ss.1317).

     "Highest Lawful Rate" means the maximum nonusurious interest rate, if any, that at any time or from time to time may be contracted for, taken, reserved, charged or received on the Note or on other indebtedness owed to Beneficiary, as the case may be, under Laws applicable to such Note or other indebtedness that are presently in effect or, to the extent allowed by applicable Law, under such applicable Laws that may hereafter be in effect and that allow a higher maximum nonusurious interest rate than applicable Laws now allow.

     "Holder" means any present or future holder of the Obligation or any part thereof.

     "Hydrocarbons" has the meaning given such term in Paragraph III hereof.

     "Land" has the meaning given such term in Paragraph VI hereof.

     "Laws" means all applicable constitutions, treaties, statutes, laws, ordinances, regulations, orders, writs, injunctions or decrees of the United States or of any state, commonwealth, county, parish, municipality or Tribunal.

     "Lien" means any lien, mechanic's lien, materialman's lien, pledge, conditional sale agreement, title retention agreement, financing lien, production payment, security interest, mortgage, deed of trust or other encumbrance, whether arising by agreement or under Law.

     "Mortgaged Property" has the meaning given such term on page 1 hereof. "Note" has the meaning given such term in Section 1.1 hereof.


     "Obligation" has the meaning given such term in Article One hereof.

     "Other security instrument" has the meaning given such term in Section 1.3 hereof.

     "Permitted Liens" means (i) Liens for Taxes not yet due or that are being contested in good faith by appropriate proceedings; (ii) Liens in connection with workmen's compensation, unemployment insurance or other social security, old age pension or public liability obligations; (iii) legal or equitable encumbrances deemed to exist by reason of the existence of any litigation or other legal proceedings or arising out of a judgment or award with respect to which an appeal is being prosecuted; (iv) vendors', repairmen's, mechanics', workmen's, construction or other like Liens arising by operation of Law in the ordinary course of business or incident to the construction or improvement of any Mortgaged Property in respect of obligations that are not yet due or that are being contested in good faith by appropriate proceedings; (v) Liens arising under operating agreements in respect of obligations that are not yet due or that are being contested in good faith by appropriate proceedings; and (vi) Liens and minor irregularities in title that do not materially interfere with the occupation, use and enjoyment by Grantor of any Mortgaged Property in the normal course of business as presently conducted or materially impair the value thereof for such business.

     "Person" means any individual, firm, corporation, association, partnership, joint venture, company, trust, Tribunal or other entity.

     "Personal Property" has the meaning given such term in Paragraph V hereof.

     "Proceeds" has the meaning given such term in Subsection 4.1(a) hereof.

     "Rights" means rights, remedies, powers and privileges.

     "Sale" has the meaning given such term in Subsection 3.2(f) hereof.

     "Section" means a Section of this Deed of Trust, unless specifically indicated otherwise.

     "Subject Contracts" has the meaning given such term in Paragraph IV hereof.

     "Subject Easements" has the meaning given such term in Paragraph V hereof.

     "Subject Leases" has the meaning given such term in Paragraph I hereof. "Subject Interests" has the meaning given such term in Paragraphs I and II hereof.

     "Taxes" means all taxes, assessments, fees, levies, imposts, duties, deductions, withholdings or other similar charges from time to time or at any time imposed by any Law or any Tribunal.

     "Tribunal" means any court or any governmental department, commission, board, bureau, agency or instrumentality of the United States or of any state, commonwealth, nation, territory, possession, county, parish or municipality, whether now or hereafter constituted and/or existing.

     "Trustee" means the Person who is duly appointed trustee or successor or substitute trustee under this Deed of Trust at the time in question.

     Section 4.14 Form of Deed of Trust. This instrument may be construed and enforced from time to time as a mortgage, deed of trust, chattel mortgage, conveyance, assignment, security agreement, pledge, financing statement, hypothecation or contract, or any one or more of them as may be appropriate under applicable Laws, in order fully to effectuate the Lien hereof and the purposes and agreements herein set forth. Insofar as this instrument is a security agreement and financing statement, Grantor is the debtor, and Beneficiary is the secured party. The addresses shown in Section 4.10 are the addresses of the debtor and secured party and information concerning the security interest granted hereby may be obtained from the secured party at such address. Without in any manner limiting the generality of any of the foregoing provisions hereof: (a) some portions of the goods described or to which reference is made herein are or are to become fixtures on the Land described or to which reference is made herein/ (b) the minerals and the like (including oil and gas) included in the Mortgaged Property and the accounts resulting from the sale thereof will be financed at the wellhead(s) or minehead(s) of the well(s) or mine(s) located on the Land described or to which reference is made herein; and (c) this instrument is to be filed of record in the real estate records in the counties in which any portion of the Mortgaged Property is situated as a financing statement but the failure to do so will not otherwise affect the validity or enforceability of this instrument.

     Section 4.15 Binding Effect. This Deed of Trust is binding upon Grantor and Grantor's Successors and shall inure to the benefit of Beneficiary and its successors and assigns, and the provisions hereof shall likewise be covenants running with the Land. The duties, covenants, conditions, obligations, and warranties of Grantor in this Deed of Trust shall be joint and several obligations of Grantor and Grantor's Successors. Each and every party who signs this Deed of Trust, other than Beneficiary, and each and every subsequent owner of the Mortgaged Property, or any part thereof, jointly and severally covenants and agrees that he or it will perform, or cause to be performed, each and every condition, term, provision, and covenant of this Deed of Trust.

     Section 4.16 Peace. Nothing contained herein shall be construed so as to allow Beneficiary to commit a breach of the peace or a trespass.

     Section 4.17 Multiple Counterparts. The instrument may be executed in multiple counterparts, each of which will be enforceable against the signatories regardless of whether the other listed parties have executed the same or any other copy.




     EXECUTED effective as of the 30th day of May, 2002.

                    GRANTOR:
                    VENUS EXPLORATION, INC.

                    By:       /s/ John Y. Ames
                              John Y. Ames, President


                         BENEFICIARY:


                         -------------------------------

                                 ACKNOWLEDGMENTS

           THE STATE OF TEXAS                     ss.
                                                  ss.
           COUNTY OF BEXAR                        ss.

     This instrument was acknowledged before me on the ___ day of May, 2002, by John Y. Ames, President of VENUS EXPLORATION, INC., a Delaware corporation, on behalf of said corporation.

                                                -------------------------
                                                Notary Public in and for
                                                The State of Texas


           THE STATE OF ____________              ss.
                                                  ss.
           COUNTY OF _______________              ss.

     This instrument was acknowledged before me on the ___ day of May, 2002, by
___________________________________.


                                                -------------------------
                                                Notary Public in and for
                                                The State of ________________

                                    EXHIBIT A

     Attached to and made a part of the following instruments:

     1. Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement from Venus Exploration, Inc., as Grantor, to ____________________, Trustee, for the benefit of
___________________________________, as Beneficiary .

     2. Financing Statement naming Venus Exploration, Inc., as Debtor, and ___________________________________, as Secured Party.

             ------------------------------------------------------

     Each property described below shall include all of Grantor's interests in the lands described, whether now owned or hereafter acquired, and the leases covering the same, including any interests derived under leases or other instruments not specifically referred to herein.

     Each reference to a lease in this Exhibit A shall be deemed a reference to said lease as said lease may have been amended and/or ratified by all amendments and/or ratifications heretofore executed, whether or not referred to herein.

     "WI" or "Working Interest" shall mean the percentage of interest in the full and entire leasehold estate created by virtue of the leases covered by this instrument, as described below, and all rights and obligations of every kind and character pertinent thereto, or arising therefrom, without regard to any valid lessors' royalties, overriding royalties, or other burdens against production therefrom insofar as the interest in said leasehold is burdened with the obligation to bear and pay the costs of exploration, development, maintenance, and operation.

     "NRI" or "Net Revenue Interest" shall mean the percentage interest in and to all oil, gas, and other hydrocarbons produced and saved or sold from, under, or by virtue of the leases covered by this instrument after giving effect to all valid lessors' royalties, overriding royalties of third parties, or other burdens against production therefrom.

     The interests set forth below are the minimum, warranted interests of Grantor in the Subject Leases and shall not limit or restrict the interests conveyed by Grantor pursuant to this Deed of Trust.



                                                                   Exhibit 10.7

                                   FIRST LIEN
                       (ON RECORDED, NON-PRODUCING LEASES)
               DEED OF TRUST, MORTGAGE, ASSIGNMENT OF PRODUCTION,
                   SECURITY AGREEMENT, AND FINANCING STATEMENT


         VENUS EXPLORATION, INC., a Delaware corporation (herein called "Grantor"),1250 N. E. Loop 410, Suite 810, San Antonio, Texas 78209, to secure payment and performance of the Obligation (hereinafter defined), and for and in consideration of the sum of Ten and No/100 Dollars ($10.00) cash and other valuable consideration in hand paid to Grantor, the receipt and adequacy of which are hereby acknowledged, and for and in consideration of the debt and trusts hereinafter mentioned, has GRANTED, BARGAINED, SOLD, ASSIGNED, TRANSFERRED, and CONVEYED, and by these presents does GRANT, BARGAIN, SELL, ASSIGN, TRANSFER and CONVEY, unto Carl R. Oliver (herein called "Trustee"), whose address is 4040 Broadway, Suite 690, San Antonio, Texas 78209, and to Trustee's successor or successors or substitutes in this trust, with power of sale, all of the record and/or beneficial interest of Grantor in and to the real and personal properties, rights, titles, interests and estates described or to which reference is made in Paragraphs I through VI, inclusive, below, whether now owned by Grantor or hereafter acquired by Grantor (herein collectively called the "Mortgaged Property"):

         Paragraph I. Oil and Gas Leases and Other Properties. All of those certain oil and gas and/or oil, gas and mineral leases, lands, interests and other properties (all such leases being herein called the "Subject Leases," and all such leases, lands, interests and other properties being herein called the "Subject Interests") that are described and/or to which reference may be made on Exhibit A attached to and made a part of this Deed of Trust for all purposes and incorporated herein by reference as fully as if copied verbatim in the body of this Deed of Trust at this point.

         Paragraph II. Pooled Interests. All rights, titles, interests and estates now owned or hereafter acquired by Grantor in and to (i) any and all properties now or hereafter pooled or unitized with any of the Subject Interests, and (ii) all presently existing or future unitization, communitization and pooling agreements, and the units created thereby, that include all or any part of the Subject Interests, including, without limitation, all units formed under or pursuant to any Laws. The rights, titles, interests and estates described in this Paragraph II shall also be included within the term "Subject Interests" as used herein.

         Paragraph III. Hydrocarbons. All oil, gas, casinghead, gas, drip gasoline, natural gasoline and condensate, all other liquid and gaseous hydrocarbons, and all other minerals, whether similar to the foregoing or not (herein collectively called "Hydrocarbons"), now or hereafter accruing to or produced from the Subject Interests and/or to which Grantor now or hereafter may be entitled as a result of or by virtue of its record and/or beneficial ownership of any one or more of the Subject Interests.

         Paragraph IV. Contracts. All present and future rights of Grantor (including, without limitation, all rights to receive payments under or by virtue of all present and future operating agreements, contracts for the purchase, exchange, processing, transportation or sale of Hydrocarbons, and other contracts and agreements relating in any way to all or any part of the Mortgaged Property as the same may be amended or supplemented from time to time (the "Subject Contracts").

         Paragraph V. Other Property. All tenements, hereditaments, appurtenances and properties in anywise appertaining, belonging, affixed or incidental to the Subject Leases, in which Grantor now owns or hereafter acquires an interest, including, without limitation, any and all property, real or personal, in which Grantor now owns or hereafter acquires an interest that is situated upon and/or used or useful in connection with all or any part of the Subject Leases and including all pipelines; gathering lines; trunk lines; lateral lines; pipeline easements and rights-of-way; compressor, dehydration and pumping equipment, sites and leases; pumps; compressors; dehydration units; separators; heater treaters; valves; flow lines; gauge meters; alarms; supplies; machinery; derricks; building; tanks; casings; Christmas trees; tubing; rods; liquid extractors; engines; boilers; tools; appliances; cables; wires; surface leases; rights-of-way; easements; servitudes; and franchises; and all accessions, additions, substitutes and replacements to or for, and all accessories and attachments to, any of the foregoing (all such surface leases, easements, licenses, rights-of-way and franchises being herein called the "Subject Easements," and all such tangible property described in this Paragraph V being herein called the "Personal Property").

         Paragraph VI. Other Rights to Hydrocarbons. Any and all other rights, titles, estates, royalties and interests (whether or not presently included within the Subject Interests) now owned or hereafter acquired by Grantor (i) in and to all Hydrocarbons in and under and that may be produced and saved from the lands described or to which reference is made on Exhibit A (the "Land") and (ii) in and to all reversions, remainders, tolls, rents, revenues, issues, proceeds, earnings, income and profits from the Land.

         TO HAVE AND TO HOLD the Mortgaged Property, together with all and singular the rights, privileges, contracts and appurtenances now or hereafter at any time before the foreclosure or release hereof in anywise appertaining or belonging thereto, unto Trustee and to his successors or substitutes hereunder and to their successors and assigns forever; and Grantor hereby binds and obligates Grantor and Grantor's Successors to warrant and forever defend, all and singular, the Mortgaged Property unto Trustee and to his successors or substitutes hereunder and to their successors and assigns, against the lawful claims of any and all Persons whomsoever claiming or to claim the same, or any part thereof, SUBJECT, HOWEVER, ONLY to Permitted Liens.

         REFERENCE IS MADE TO SECTION 4.13 FOR THE DEFINITIONS OF SEVERAL OF THE TERMS USED HEREIN.

         This conveyance is made in trust, however, upon the terms and provisions hereinafter set out to secure the full and final payment and performance of the Obligation, as defined in Article I below.

         To further secure the Obligation, Grantor hereby grants to L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr. and John Y. Ames (collectively, herein called "Beneficiary"), whose address is in care of the Trustee at the Trustee's address, a security interest in the Mortgaged Property insofar as such Mortgaged Property consists of equipment, general intangibles, accounts, inventory, fixtures and any and all other personal property of any kind or character defined in and subject to the provisions of the Code, including the proceeds and products from any and all of such Mortgaged Property [all of such Mortgaged Property (and the proceeds and products thereof) being herein called the "Collateral"]. Upon the happenings of any Default, Beneficiary is and shall be entitled to all of the Rights afforded a secured party by the Code with reference to the Collateral, or Trustee or Beneficiary may proceed as to both the real and personal property covered hereby in accordance with the Rights granted under this Deed of Trust in respect to the real property covered hereby. Such Rights shall be cumulative and in addition to those granted to Trustee or Beneficiary under any other provision of this Deed of Trust or under any other instrument executed in connection with or as security for all or any part of the Obligation.


                                   ARTICLE ONE

                               SECURED OBLIGATION.
                               ------------------

         This Deed of Trust, Mortgage, Assignment of Production, Security Agreement, and Financing Statement (herein called the "Deed of Trust") is made to secure and enforce the following, obligations, indebtedness, covenants, conditions, agreements, loans, advances, debts and liabilities (herein collectively called the "Obligation"):

         Section 1.1 Guaranty The obligation to repay each Beneficiary for any amounts paid by the Beneficiary to the Frost National Bank or its assigns (the "Bank") as a direct result of the Bank's exercise of its rights under that Guaranty Agreement dated May 30, 2002, from Beneficiary to the Bank (the "Guaranty Agreement") securing Grantor's indebtedness to the Bank in the amount of $2,000,000 as referenced in that Guaranty Agreement (the "Note"). The obligation to repay Beneficiary is more particularly described in that Guarantors' Cooperation Agreement dated May 30, 2002, among Venus Exploration, Inc., Trustee and Beneficiaries.

         Section 1.2 Other Indebtedness. Any and all other additional indebtedness or liabilities for which Grantor is now or may hereafter become liable to Beneficiary at any time and from time to time, in any manner, either primarily or secondarily, absolutely or contingently, directly or indirectly, jointly, severally, or jointly and severally, and whether matured or unmatured, including all indebtedness and liabilities now or hereafter arising directly out of transactions between Grantor and Beneficiary or acquired by Beneficiary outright, conditionally, or as collateral security from another Person and whether or not created after payment in full of the Note if this Deed of Trust shall not have been released of record by Beneficiary.

         Section 1.3 Indebtedness Arising Under Security Instruments. All indebtedness, obligations, covenants, conditions, agreements and liabilities arising pursuant to the provisions of this Deed of Trust and/or any other security agreement, mortgage, deed of trust, collateral pledge agreement, contract, assignment or loan agreement of any kind now or hereafter existing as security for, executed in connection with, or related to the Obligation and/or any part thereof (each such agreement being herein called "other security instrument").

         Section 1.4 Costs and Expenses. All sums advanced and costs and expenses incurred by Beneficiary, including without limitation, all legal, accounting, engineering, management, consulting or like fees, made and incurred in connection with the foregoing Sections 1.1, 1.2, and 1.3 or any part thereof, or in connection with the acquisition, perfection, realization, maintenance or preservation of the security therefor, or in connection with the following
Section 1.5, or any part thereof, whether such advances, costs or expenses shall have been made and incurred at the request of Grantor or Beneficiary.

         Section 1.5 Renewals, Extensions, and Rearrangements. Any and all renewals, extensions and/or rearrangements of all or any part of the Note, indebtedness, obligations, debts, loans, advances, covenants, agreements and liabilities described or to which reference is made in the foregoing Sections 1.1, 1.2, 1.3, and 1.4.


                                   ARTICLE TWO

          CERTAIN REPRESENTATIONS, WARRANTIES, AND COVENANTS OF GRANTOR

         Section 2.1 Representations and Warranties. Grantor epresents and warrants to Beneficiary that in all material respects:

         (a) Authority. Grantor has authority to execute this Deed of Trust, to grant, bargain, sell, mortgage, assign, transfer, and convey the Mortgaged Property to the Trustee pursuant to this Deed of Trust, and to make the covenants, representations, warranties, and assignments contained in this Deed of Trust;

          (b) Title. Grantor (i) has good title to, (ii) is the lawful owner and holder of, and (iii) is possessed of the Mortgaged Property free and clear of any and all Liens except Permitted Liens;

         (c) Percentage Interests. The percentage interests of Grantor's participation in the total costs incurred in connection with the Mortgaged Property described on Exhibit A attached hereto is not greater than as represented on said Exhibit, and the percentage interests of Grantor's participation in the total production of Hydrocarbons produced and saved from the Mortgaged Property described on Exhibit A is not less than as represented on said Exhibit; and

         (d) Advance Payment Contract. Grantor is not a party to any Advance Payment Contract affecting or relating to any of the Subject Interests not heretofore disclosed to Beneficiary in writing.

         Section 2.2 Covenants of Grantor. Grantor, for Grantor and Grantor's Successors, covenants and agrees to:

         (a) Additional Documents. At any time, and from time to time, upon request by Beneficiary, forthwith execute and deliver to Beneficiary any and all additional instruments and further assurances, and do all other acts and things, as may be necessary or proper to effect the intent of these presents and to evidence and perfect more fully the Rights and Liens herein created or intended to be created and to protect the Rights of Beneficiary hereunder.

         (b) Existence and Authority. Continuously maintain Grantor's existence as a corporation in good standing under the laws of the state of its corporation and in all jurisdictions in which it is conducting business.

         (c) Cure of Defects. If the validity or priority of this Deed of Trust or of any Rights or Liens created or evidenced hereby with respect to the Mortgaged Property or any material part thereof shall be endangered or questioned or shall be attacked directly or indirectly or if any legal proceedings are instituted against Grantor with respect thereto, give written notice thereof to Beneficiary promptly and, at Grantor's own cost and expense, diligently endeavor to cure any defect that may be developed or claimed, and take all necessary and proper steps for the defense of such legal proceedings, including, but not limited to, the employment of counsel acceptable to Beneficiary, the prosecution or defense of litigation and the release or discharge of all adverse claims, and Trustee and Beneficiary, or either of them (whether or not named as parties to legal proceedings with respect thereto), are hereby authorized and empowered to take such additional steps as in their judgment and discretion may be necessary or proper for the defense of any such legal proceedings, including, but not limited to, the prosecution or defense of litigation, and the compromise or discharge of any adverse claims made with respect to the Mortgaged Property, and all expense so incurred of every kind and character shall be a demand obligation owing by Grantor to Beneficiary.

         (d) Payment of Taxes. Pay, or cause to be paid, before delinquent, all lawful Taxes in respect to the Mortgaged Property, or any part thereof, and from time to time, upon request of Beneficiary, to furnish to Beneficiary evidence satisfactory to Beneficiary of the timely payment of such Taxes.

         (e) Compliance with Subject Leases, Interests, Contracts, and Easements. Timely perform all obligations under, and not violate any of, the Subject Leases, Subject Interests, Subject Contracts or Subject Easements.

         (f) Maintenance of Mortgaged Property. At all times maintain, preserve and keep the Mortgaged Property in good repair and condition, and from time to time to make all necessary and proper repairs, replacements and renewals; and not to commit or permit any waste on or of the Mortgaged Property.

         (g) Mortgage Taxes. At any time any Law shall be enacted imposing or authorizing the imposition of any Tax upon this Deed of Trust, or upon any Lien created hereby, immediately pay all such taxes; provided that, in the alternative, Grantor may, in the event of the enactment of such a Law, and must, if it is unlawful for Grantor to pay such Taxes, prepay that portion of the Obligation that Beneficiary in good faith determines is secured by property covered by such Law within 30 days after demand therefor by Beneficiary.

         (h) Performance of Covenants. Punctually and properly perform all of Grantor's covenants, duties, and liabilities under this Deed of Trust and any other security instrument.

         (i) Inspection of Mortgaged Property. Allow Beneficiary to inspect the Mortgaged Property and all records relating thereto, and to make and take away copies of such records.

         (j) Operation of Mortgaged Property. Operate the Mortgaged Property, or cause it to be operated, in a careful and efficient manner in accordance with the practices of the industry and in compliance with all Subject Leases, Subject Contracts, Subject Easements and Laws.

         (k) Development Work. Do, or cause to be done, such development and other work as would be conducted by a reasonably prudent operator to protect from material diminution the production capacity of the Mortgaged Property and each producing well thereon.

         (l) Maintenance of Subject Leases, Contract, and Easements. Maintain all Subject Leases, Subject Contracts, and Subject Easements in full force and effect and not permit to occur the surrender, abandonment, release or termination of any Subject Leases, Subject Contracts or Subject Easements, so long as the Subject Interests covered thereby or relating thereto are capable of producing Hydrocarbons in commercially paying quantities.

         (m) Insurance. Carry insurance with respect to the Mortgaged Property with such insurers, in such amounts, and covering such risks as shall be customary in the industry, including, but not limited to, workmen's compensation insurance and insurance against loss or damage by fire, lightning, hail, windstorm, explosion, hazards, casualties and other contingencies; deliver evidence of the policies of insurance to Beneficiary and pay or cause to be paid all premiums for such insurance at least 15 days before such premiums become due; furnish to Beneficiary satisfactory proof of the timely making of such payments; and deliver evidence of all renewal policies to Beneficiary at least 15 days before the expiration date of each expiring policy.

         (n) Compliance with Laws. Comply with all Laws applicable to the Mortgaged Property and its ownership, use and operation, including, without limitation, Environmental Laws.

         (o) Sales of Mortgaged Property. Not, without the prior written consent of Beneficiary, which will not be unreasonably withheld, sell, trade, transfer, convey, assign, exchange, pledge, encumber, create any Lien (except a Permitted
Lien) with respect to or otherwise dispose of the Mortgaged Property, or any part thereof, or any interest therein, except items of Personal Property that have become obsolete or worn beyond practical use and that have been replaced by adequate substitutes having a value equal to or greater than the replaced items when new.

         (p) Title Opinions. Furnish to Beneficiary copies of any title opinions and any abstracts of title requested by Beneficiary from time to time that Grantor has or may hereafter obtain affecting any part of the Mortgaged Property.

         (q) Advance Payment Contract. Not enter into or agree to any Advance Payment Contract with any person affecting any of the Mortgaged Property.

         (r) Transactions with Affiliates. Not, directly or indirectly, enter into any sale, lease or exchange of any property or any contract for the rendering of goods or services with respect to any of the Mortgaged Property (including, without limitation, operating agreements under which Grantor or an affiliate of Grantor serves as operator) with any affiliate of Grantor other than upon fair and reasonable terms no less favorable than could be obtained in an arm's length transaction with a Person not an affiliate of Grantor.

         (s) Properties Not Operated by Grantor. Anything in this Section 2.2 to the contrary notwithstanding, Grantor, with respect to those Subject Interests that are operated by operators other than Grantor, shall not be obligated himself to perform undertakings performable only by such operators and that are beyond the control of Grantor. In each such case, however, Grantor will promptly take all actions available to him, under applicable operating arrangements or otherwise, to bring about the performance of any such undertakings required to be performed by such operators.


                                  ARTICLE THREE

                              DEFAULTS AND REMEDIES

         Section 3.1 Defaults. The term "Default," as used herein, shall mean
(i) the failure of Grantor, within 30 days after written notice thereof from Beneficiary, to cure a default in the due performance or observance of any covenant or agreement contained in this Deed of Trust and not constituting a default in the payment of principal of or interest on the Obligation, or (ii) the failure of Grantor within 10 business days after written notice thereof from Beneficiary to pay when due the principal of or interest on the Obligation, or any part thereof, after the same shall have become due and payable (whether at stated maturity, by acceleration, or otherwise).

         Section 3.2 Remedies. If a Default shall occur and be continuing, Beneficiary may, at its option, do any one or more of the following to the extent permitted by applicable Law:

         (a) Payment or Performance by Beneficiary. If Grantor has failed to keep or perform any covenant whatsoever contained in this Deed of Trust or any other security instrument, Beneficiary may, but shall not be obligated to any Person to do so, perform or attempt to perform such covenant, and any payment made or expense incurred in the performance or attempted performance of any such covenant shall be a part of the Obligation, and Grantor promises, upon demand, to pay to Beneficiary, at the place where the Note is payable, or at such other place as Beneficiary may direct by written notice, all sums so advanced or paid by Beneficiary until paid by Grantor. No such payment by Beneficiary shall constitute a waiver of any Default.

         (b) Acceleration. Beneficiary may, at its option, declare the aggregate unpaid principal amount of and interest on the Note and all other parts of the Obligation to be, and the same shall thereupon become, immediately due and payable without presentment, demand, protest, notice of acceleration, notice of intent to accelerate, notice of protest or notice of dishonor, or any other notice of any kind, all of which are expressly waived by Grantor.

         (c) Foreclosure. Beneficiary may request Trustee to proceed with foreclosure, and in such event Trustee is hereby authorized and empowered, and it shall be his duty, upon such request of Beneficiary, and to the extent permitted by applicable Law, to sell all or any part of the Mortgaged Property at one or more sales, as an entirety or in parcels, at such place or places and otherwise in such manner and upon such notice as may be required by applicable Law, or in the absence of any such requirement, as Trustee and/or Beneficiary may deem appropriate, and to make conveyance to the purchaser or purchasers thereof. Any sale of any part of the Mortgaged Property shall be made to the highest bidder or bidders for cash, at the courthouse door of, or at such other place as may be required or permitted by applicable Law in, the county wherein the Land included within the Mortgaged Property to be sold is situated; provided that if the Land is situated in more than one county, such sale of the Mortgaged Property, or any part thereof, may be made in any county wherein any part of the Land included within the Mortgaged Property to be sold is situated. Any such sale shall be made at public outcry, on the day of any month, during the hours of such day and after written notices thereof have been publicly posted in such places and for such time periods and after all Persons entitled to notice thereof have been sent such notice, all as required by applicable Law in effect at the time of such sale; and nothing herein shall be deemed to require Beneficiary or Trustee to do, and Beneficiary and Trustee shall not be required to do, any act other than as required by applicable Law in effect at the time of such sale. Any such sale may be as a whole or in such parcels as Trustee may select. After such sale, Trustee shall make to the purchaser or purchasers thereunder good and sufficient deeds and assignments, in the name of Grantor, conveying the Mortgaged Property, or part thereof, so sold to the purchaser or purchasers with special warranty of title (subject to Permitted Liens) by Grantor. Sale of a part of the Mortgaged Property shall not exhaust the power of sale, but sales may be made from time to time until the Obligation is paid and performed in full. It shall not be necessary to have present or to exhibit at any such sale any of the Collateral. It is intended by each of the foregoing provisions of this Subsection 3.2(c) that Trustee may, after any request or direction by Beneficiary, sell, not only the Subject Interests included within, but also, all other items constituting a part of, the Mortgaged Property, or any part thereof, along with the Land, or any part thereof, included within the Mortgaged Property all as a unit and as a part of a single sale, or may sell any part of the Mortgaged Property separately from the remainder of the Mortgaged Property. It is agreed that, in any deed or assignment given by Trustee, any and all statements of fact or other recitals therein made as to the identity of Beneficiary or as to the occurrence or existence of any Default, or as to the acceleration of the maturity of the Obligation, or as to the request to sell, notice of sale, time, place, terms and manner of sale, and the receipt, distribution and application of the money realized therefrom, or as to the due and proper appointment of a substitute trustee, and, without being limited by the foregoing, as to any other act or thing having been duly done by Beneficiary or by Trustee, shall be evidence that the said statements or recitals state facts and are without further question to be so accepted, and Grantor does hereby ratify and confirm any and all acts that Trustee may lawfully do in the premises by virtue hereof. In the event of the resignation (such resignation being hereby authorized for any reason) or death of Trustee, or his removal from his county of residence stated on the first page hereof, or his failure, refusal or inability, for any reason, to make any such sale or to perform any of the trusts herein declared, or, at the option of Beneficiary, without cause,

Beneficiary may appoint, in writing, a substitute trustee, who shall thereupon succeed to all the estates, titles, rights, powers and trusts herein granted to and vested in Trustee. Such appointment may be made on behalf of Beneficiary by any person who is then the president, or any vice president or any other authorized officer or agent of Beneficiary. In the event of the resignation (such resignation being hereby authorized for any reason) or death of any such substitute trustee, or his failure, refusal or inability to make such sale or perform such trusts, or, at the option of Beneficiary, without cause, successive substitute trustees may thereafter, from time to time, be appointed by Beneficiary in the same manner. Trustee may appoint, in writing, any one or more Persons as Trustee's agent and attorney-in-fact to act as Trustee under him and in his name, place and stead, to perform any one or more acts necessary or incident to any sale under the power of sale granted under the preceding provisions of this Subsection 3.2(c), including, without limitation, the posting and filing of any notices, the conduct of such sale and the execution and delivery of any instruments conveying the Mortgaged Property so sold, but in the name and on behalf of Trustee. All acts done or performed by any such agent and attorney-in-fact shall be valid, lawful and binding as if done or performed by Trustee. Wherever herein the word "Trustee" is used, the same shall mean the Person who is the duly appointed trustee or substitute trustee hereunder at the time in question.

         (d) Suit. Beneficiary may, or Trustee may upon written request of Beneficiary, proceed by suit or suits, at law or in equity, to enforce the payment and performance of the Obligation in accordance with the terms hereof and of the Note or the other security instruments, or other documents and/or writings securing and/or evidencing the Obligation, to foreclose the Liens of this Deed of Trust as against all or any part of the Mortgaged Property and to have all or any part of the Mortgaged Property sold under the judgment or decree of a court of competent jurisdiction.

         (e) Assemble Collateral. Beneficiary may require Grantor to assemble the Collateral included within the Mortgaged Property, or any part thereof, and make it available to Beneficiary, at a place to be designated by Beneficiary that is reasonably convenient to Grantor and Beneficiary.

         (f) Disposition of Collateral. After notification, if any, as hereafter provided in this Subsection 3.2(f), Beneficiary may sell, lease or otherwise dispose of, at the office of Beneficiary, or on the Land, or elsewhere, as chosen by Beneficiary, all or any part of the Collateral included within the Mortgaged Property, in its then condition, or following any commercially reasonable preparation or processing, and each Sale [as used in this Subsection 3.2(f), the term "Sale" means any such sale, lease, or other disposition made pursuant to this Subsection 3.2(f)] may be as a unit or in parcels, by public or in private proceedings, and by way of one or more contracts, and, at any Sale, it shall not be necessary to exhibit the Collateral, or any part thereof, being sold, leased or otherwise disposed of. The Sale of all or any part of the

Collateral shall not exhaust Beneficiary's power of Sale, but Sales may be made from time to time until the Obligation is paid and performed in full. Reasonable notification of the time and place of any public Sale pursuant to this Subsection 3.2(f), or reasonable notification of the time after which any private Sale is to be made pursuant to this Subsection 3.2(f), shall be sent to Grantor and to any other persons entitled under the Code to notice. It is agreed that notice sent or given not less than 21calendar days prior to the taking of the action to which the notice relates, is reasonable notification and notice for such purposes of this Subsection 3.2(f).

         (g) Surrender of Insurance Policies. Beneficiary may surrender the insurance policies maintained pursuant to Subsection 2.2(m) hereof, or any part thereof, and receive and apply the unearned premiums as a credit on the Obligation, and, in connection therewith, Grantor hereby appoints Beneficiary as the agent and attorney-in-fact for Grantor to collect such premiums.

         Section 3.3 Purchase of Mortgaged Property by Beneficiary. If Beneficiary is the purchaser of the Mortgaged Property, or any part thereof (and it is specifically agreed that Beneficiary may be the purchaser of the Mortgaged Property, or any part thereof, if permitted by applicable Law), at any sale thereof, whether such sale be under the power of sale hereinabove vested in Trustee, or upon any other foreclosure of the Liens hereof, or otherwise, Beneficiary shall, upon any such purchase, acquire good title to the Mortgaged Property so purchased, free of the Liens of these presents.

         Section 3.4 Possession of Property After Foreclosure. In case the Liens hereof shall be foreclosed by Trustee's sale, or by other judicial or non-judicial action, the purchaser at any such sale shall receive, as an incident to his ownership, immediate possession of the Mortgaged Property, or any part thereof so conveyed, and, subsequent to foreclosure, Grantor and Grantor's Successors shall be considered as tenants at sufferance of the purchaser at foreclosure sale, and anyone occupying the property after demand made for possession thereof shall be guilty of forcible detainer and shall be subject to eviction and removal, forcible, or otherwise, with or without process of Law, and all damages by reason thereof are hereby expressly waived.

         Section 3.5 Application of Proceeds. The proceeds from any sale, lease or other disposition made pursuant to this Article Three, the proceeds from surrendering any insurance policies pursuant to Subsection 3.2(g), any proceeds of Hydrocarbons collected by Beneficiary pursuant to Article Four, and sums received pursuant to Section 4.5 shall be applied by Trustee, or by Beneficiary, as the case may be, to the payment of the Obligation, whether or not matured, as may be determined by Beneficiary in its sole discretion until the Obligation is paid in full.

         Section 3.6 Abandonment of Sale. In the event a foreclosure hereunder should be commenced by Trustee in accordance with Subsection 3.2(c), Beneficiary may at any time before the sale direct Trustee to abandon the sale, and may then institute suit for the collection of the Obligation, and/or for the foreclosure of the Liens hereof. If Beneficiary should institute a suit for the collection of the Obligation, and/or for the foreclosure of the Liens hereof, it may at any time before the entry of a final judgment in said suit sell and/or require Trustee to sell (and Trustee is hereby expressly authorized to sell) the Mortgaged Property, or any part thereof, in accordance with the provisions of this Deed of Trust.

         Section 3.7 Waiver of Appraisement and Redemption. To the full extent Grantor may lawfully do so, Grantor agrees that Grantor will not at any time insist upon, plead, claim or take the benefit or advantage of any appraisement, valuation, stay, extension or redemption Law, now or hereafter in force, in order to prevent or hinder the enforcement of this Deed of Trust or the absolute sale of the Mortgaged Property, or any part thereof, or the possession thereof by any purchaser at any such sale, but Grantor, insofar as Grantor now or hereafter may lawfully do so, hereby waives the benefit of all such Laws; provided, however, that the appraisement of any of the Mortgaged Property is hereby expressly waived or not waived at the option of Trustee and/or Beneficiary, such option to be exercised prior to or at the time judgment is rendered in any foreclosure of this Deed of Trust. Grantor also expressly waives, to the extent Grantor may lawfully do so, all Rights to have the Mortgaged Property marshaled upon any foreclosure of this Deed of Trust.


                                  ARTICLE FOUR

                                  MISCELLANEOUS

         Section 4.1 Release. If the Obligation is paid and performed in full in accordance with the terms of this Deed of Trust and the Note and other security instruments and documents and writings evidencing or securing all or any part of the Obligation, then this conveyance shall be released at Grantor's request and expense; provided, however, Grantor's warranties and indemnities contained in this Deed of Trust shall survive the payment and performance of the Obligation and the release of this Deed of Trust.

         Section 4.2 Rights Cumulative. All Rights and Liens herein expressly conferred are cumulative of all other Rights and Liens herein, or by Law or in equity provided, or provided in any other security instrument, and shall not be deemed to deprive Beneficiary or Trustee of any such other legal or equitable Rights and Liens by judicial proceedings, or otherwise, appropriate to enforce the conditions, covenants and terms of this Deed of Trust and other security instruments, and the employment or enforcement of any Rights hereunder, or otherwise, shall not prevent the concurrent or subsequent employment or enforcement of any other Rights.

         Section 4.3 Waivers. Any and all covenants in this Deed of Trust may from time to time, by instrument in writing signed by Beneficiary and delivered to Grantor, be waived to such extent and in such manner as Beneficiary may desire, but no such waiver shall ever affect or impair Beneficiary's Rights or Liens hereunder, except to the extent specifically stated in such written instruments.

         Section 4.4 Sale of Mortgaged Property. In the event Grantor or any of Grantor's Successors conveys any interest in the Mortgaged Property, or in any part thereof, to any other Person, Beneficiary may, without notice to Grantor or Grantor's successors, deal with any owner of any part of the Mortgaged Property with reference to this Deed of Trust and the Obligation, either by way of forbearance on the part of Beneficiary, or extension of time of payment of the Obligation, or release of all of any part of the Mortgaged Property, or any other property securing payment and performance of the Obligation, without in any way modifying or affecting Beneficiary's Rights and Liens hereunder or the liability of Grantor or any other party liable for payment and performance of the Obligation, in whole or in part, provided, that no action taken or omitted to be taken by Beneficiary under this Section 4.4 shall be deemed a waiver of any Default occurring by reason of any such conveyance.

         Section 4.5 Condemnation Sale. Beneficiary shall be entitled to receive any and all sums that may be awarded or become payable to Grantor for the condemnation of the Mortgaged Property, or any portion thereof, for public or quasi-public use, or by virtue of private sale in lieu thereof, and any sums that may be awarded or become payable to Grantor for damages caused by public works or construction on or near the Mortgaged Property. Grantor shall, upon request of Beneficiary, make, execute, acknowledge and deliver any and all additional assignments and documents as may be necessary from time to time to enable Beneficiary to collect and receive any such sums. Beneficiary shall not be, under any circumstances, liable or responsible for failure to collect, or exercise diligence in the collection of, any of such sums.

         Section 4.6 Renewals of Indebtedness. It is understood and agreed that the proceeds advanced by Guarantor to the Bank pursuant to the Guaranty Agreement or for the purchase of the Bank's Note, have been advanced by Beneficiary at Grantor's request and upon Grantor's representation that such amounts are due and payable. Beneficiary shall be subrogated to any and all Rights and Liens owned or claimed by any owner or holder of such outstanding Rights and Liens, however remote, regardless of whether such Rights and Liens are acquired by assignment or are released by the holder thereof upon payment.

         Section 4.7 Waiver of Marshaling. Grantor hereby waives all rights of marshaling in event of any foreclosure of the Liens hereby created.

         Section 4.8 Number and Gender of Words, Etc. Whenever herein the singular number is used, the same shall include the plural where appropriate, and vice versa, and words such as "herein," "hereof," "hereinafter" and other words of similar import shall refer to this Deed of Trust and not to any particular section or portion hereof, and words of any gender shall include each other gender where appropriate.

         Section 4.9 Headings. The captions, headings, and arrangements used in this Deed of Trust are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

         Section 4.10 Notices. Whenever this Deed of Trust requires or permits any consent, approval, notice, request or demand from one party to another, it shall be (a) in writing, (b) delivered to a principal officer or managing entity of the recipient in person, by courier or mail or by facsimile, telegram, telex, cablegram or similar transmission, and (c) effective only upon actual receipt by such person during normal business hours. If received after normal business hours, the notice will be considered to have been received on the next business day after such delivery. Whenever any notice is required to be given by applicable law or this Contract, a written waiver thereof, signed by the Person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. For purposes of notices, the mailing addresses of the parties shall, until changed as hereinafter provided, be as follows:

         If to Grantor:             Venus Exploration, Inc.
                                    1250 N. E. Loop 410, Suite 810
                                    San Antonio, Texas 78205

         If to Beneficiary:         Carl R. Oliver, Trustee
                                    4040 Broadway, Suite 690
                                    San Antonio, Texas ,78209

         Each party shall have the right from time to time and at any time to change its address by giving at least 15 days' written notice to the other party.

         Section 4.11 Governing Law. THIS DEED OF TRUST IS INTENDED TO BE PERFORMED IN THE STATE OF TEXAS OR THE STATE IN WHICH THE MORTGAGED PROPERTY IS LOCATED AND THE SUBSTANTIVE LAWS OF SUCH STATE AND OF THE UNITED STATES OF AMERICA SHALL GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND INTERPRETATION OF THIS DEED OF TRUST. HOWEVER, ANYTHING IN THIS DEED OF TRUST TO THE CONTRARY NOTWITHSTANDING, THE SUBSTANTIVE LAWS OF THE STATE OF TEXAS RELATING TO THE VALIDITY, CONSTRUCTION, AND INTERPRETATION OF THE OBLIGATION AND TO USURY AND PERMISSIBLE INTEREST AND SIMILAR CHARGES AND AMOUNTS SHALL GOVERN ALL ASPECTS OF THIS DEED OF TRUST.

         Section 4.12 Invalid Provisions. If any provision of this Deed of Trust is invalid or unenforceable, then, to the extent permitted by Law, the other provisions hereof shall remain in full force and effect and shall be liberally construed in favor of Beneficiary in order to carry out the intentions of the parties hereto as nearly as may be possible. If the Rights and Liens created by this Deed of Trust shall be invalid or unenforceable as to any part of the Obligation, the unsecured portion of the Obligation shall be completely paid prior to the payment of the remaining and secured portion of the Obligation, and all payments made on the Obligation shall be considered to have been paid on and applied first to the complete payment of the unsecured portion of the Obligation.

         Section 4.13 Definitions. As used herein, the following terms shall have the meanings indicated:

         "Advance Payment Contract" means any contract with another Person or party (the "Other Party") whereby Grantor either (i) receives or becomes entitled to receive (either directly or to a third party for Grantor's account or benefit) any payment (an "Advance Payment") that the Other Party may require to be applied toward payment of the purchase price of Hydrocarbons and which Advance Payment is paid or to be paid in advance of actual delivery of such production to or for the account of the other Party regardless of such production or (ii) grants an option or right of refusal to such Other Party to purchase and take delivery of such production, and, in either of the foregoing instances, regardless of whether the Advance Payment may be applied as payment for a portion only of the purchase price thereof or of a percentage or share of such production. Inclusion of the standard "take or pay" provision in any gas sales or purchase contract shall not, in and of itself, constitute such contract an "Advance Payment Contract" for the purposes hereof.

         "Beneficiary" means L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr. and John Y. Ames and any future holder.

         "Code" means the Texas Uniform Commercial Code, TEX. BUS. & COM. CODE ANN.ss.ss.1.101-11.108, as the same may be amended from time to time.

         "Collateral" has the meaning given such term on page 2 hereof.

         "Deed of Trust" has the meaning given such term in Article One hereof.

         "Default" has the meaning given such term in Section 3.1 hereof.

         "Environmental Laws" means the following: the Resource Conservation and Recovery Act of 1976, 42 U.S.C.ss.ss.6901 et seq., as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C.ss.ss.9601 et seq. ("CERCLA"), the Toxic Substance Control U.S.C.ss.ss.2601 et seq., the Clean Air Act, 42 U.S.C.ss.ss.7401 et seq., the Clean Water Act, 33 U.S.C.ss.ss.1251 et seq., and any other Law regulating or imposing liability for or standards of conduct concerning the release or disposal of any Hazardous Material or relating to pollution or the protection of the environment, including, without limitation, Laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or other Hazardous Materials into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata), health, industrial hygiene, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, removal, cleanup, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or other Hazardous Materials.

         "Grantor" means Venus Exploration, Inc., a Delaware corporation.

         "Grantor's Successors" means each and all the immediate and remote successors, assigns, heirs, executors, administrators, and legal representatives of Grantor.

         "Hazardous Material" shall mean any flammable, explosive, radioactive material, hazardous waste, toxic substance or related material and any other substance or material defined or designated as a hazardous or toxic substance, material or waste by any Law presently in effect or as amended or promulgated in the future and shall include, without limitation:

         (i) those substances included within the definitions of "hazardous substances," "hazardous materials," "toxic substances," or "solid waste" in CERCLA, RCRA, and the Hazardous Materials
         Transportation Act, 49 U.S.C.ss.ss.1801 et seq., and -- --- in the regulations promulgated pursuant thereto;

         (ii) those substances defined as "hazardous wastes" or as "hazardous substances" in applicable state Law and in the regulations promulgated pursuant thereto;

         (iii) those substances listed by the Environmental Protection Agency as hazardous substances;

         (iv) such other substances, materials and wastes that are or become regulated under applicable Law or that are classified as hazardous or toxic under Laws; and

         (v) any material, waste or substance that is (A) petroleum, (B) asbestos, (C) polychlorinated biphenyls or (D) designated as a "hazardous substance" pursuant to Section 311 of the Clean Water Act, 33 U.S.C.ss.ss.1251 et seq. (33 U.S.C.ss.ss.1321), or listed pursuant to Section 307 of the Clean Water Act (33 U.S.C.ss.ss.1317).

         "Highest Lawful Rate" means the maximum nonusurious interest rate, if any, that at any time or from time to time may be contracted for, taken, reserved, charged or received on the Note or on other indebtedness owed to Beneficiary, as the case may be, under Laws applicable to such Note or other indebtedness that are presently in effect or, to the extent allowed by applicable Law, under such applicable Laws that may hereafter be in effect and that allow a higher maximum nonusurious interest rate than applicable Laws now allow.

         "Holder" means any present or future holder of the Obligation or any part thereof.

         "Hydrocarbons" has the meaning given such term in Paragraph III hereof.

         "Land" has the meaning given such term in Paragraph VI hereof.

         "Laws" means all applicable constitutions, treaties, statutes, laws, ordinances, regulations, orders, writs, injunctions or decrees of the United States or of any state, commonwealth, county, parish, municipality or Tribunal.

         "Lien" means any lien, mechanic's lien, materialman's lien, pledge, conditional sale agreement, title retention agreement, financing lien, production payment, security interest, mortgage, deed of trust or other encumbrance, whether arising by agreement or under Law.

         "Mortgaged Property" has the meaning given such term on page 1 hereof. "Note" has the meaning given such term in Section 1.1 hereof.

         "Obligation" has the meaning given such term in Article One hereof.

         "Other security instrument" has the meaning given such term in Section
1.3 hereof.

         "Permitted Liens" means (i) Liens for Taxes not yet due or that are being contested in good faith by appropriate proceedings; (ii) Liens in connection with workmen's compensation, unemployment insurance or other social security, old age pension or public liability obligations; (iii) legal or equitable encumbrances deemed to exist by reason of the existence of any litigation or other legal proceedings or arising out of a judgment or award with respect to which an appeal is being prosecuted; (iv) vendors', repairmen's, mechanics', workmen's, construction or other like Liens arising by operation of Law in the ordinary course of business or incident to the construction or improvement of any Mortgaged Property in respect of obligations that are not yet due or that are being contested in good faith by appropriate proceedings; (v) Liens arising under operating agreements in respect of obligations that are not yet due or that are being contested in good faith by appropriate proceedings; and (vi) Liens and minor irregularities in title that do not materially interfere with the occupation, use and enjoyment by Grantor of any Mortgaged Property in the normal course of business as presently conducted or materially impair the value thereof for such business.

         "Person" means any individual, firm, corporation, association, partnership, joint venture, company, trust, Tribunal or other entity.

         "Personal Property" has the meaning given such term in Paragraph V hereof.

         "Proceeds" has the meaning given such term in Subsection 4.1(a) hereof.

         "Rights" means rights, remedies, powers and privileges.

         "Sale" has the meaning given such term in Subsection 3.2(f) hereof.

         "Section" means a Section of this Deed of Trust, unless specifically indicated otherwise.

         "Subject Contracts" has the meaning given such term in Paragraph IV hereof.

         "Subject Easements" has the meaning given such term in Paragraph V hereof.

         "Subject Leases" has the meaning given such term in Paragraph I hereof. "Subject Interests" has the meaning given such term in Paragraphs I and II hereof.

         "Taxes" means all taxes, assessments, fees, levies, imposts, duties, deductions, withholdings or other similar charges from time to time or at any time imposed by any Law or any Tribunal.

         "Tribunal" means any court or any governmental department, commission, board, bureau, agency or instrumentality of the United States or of any state, commonwealth, nation, territory, possession, county, parish or municipality, whether now or hereafter constituted and/or existing.

         "Trustee" means the Person who is duly appointed trustee or successor or substitute trustee under this Deed of Trust at the time in question.

         Section 4.14 Form of Deed of Trust. This instrument may be construed and enforced from time to time as a mortgage, deed of trust, chattel mortgage, conveyance, assignment, security agreement, pledge, financing statement, hypothecation or contract, or any one or more of them as may be appropriate under applicable Laws, in order fully to effectuate the Lien hereof and the purposes and agreements herein set forth. Insofar as this instrument is a security agreement and financing statement, Grantor is the debtor, and Beneficiary is the secured party. The addresses shown in Section 4.10 are the addresses of the debtor and secured party and information concerning the security interest granted hereby may be obtained from the secured party at such address. Without in any manner limiting the generality of any of the foregoing provisions hereof: (a) some portions of the goods described or to which reference is made herein are or are to become fixtures on the Land described or to which reference is made herein/ (b) the minerals and the like (including oil and gas) included in the Mortgaged Property and the accounts resulting from the sale thereof will be financed at the wellhead(s) or minehead(s) of the well(s) or mine(s) located on the Land described or to which reference is made herein; and (c) this instrument is to be filed of record in the real estate records in the counties in which any portion of the Mortgaged Property is situated as a financing statement but the failure to do so will not otherwise affect the validity or enforceability of this instrument.

         Section 4.15 Binding Effect. This Deed of Trust is binding upon Grantor and Grantor's Successors and shall inure to the benefit of Beneficiary and its successors and assigns, and the provisions hereof shall likewise be covenants running with the Land. The duties, covenants, conditions, obligations, and warranties of Grantor in this Deed of Trust shall be joint and several obligations of Grantor and Grantor's Successors. Each and every party who signs this Deed of Trust, other than Beneficiary, and each and every subsequent owner of the Mortgaged Property, or any part thereof, jointly and severally covenants and agrees that he or it will perform, or cause to be performed, each and every condition, term, provision, and covenant of this Deed of Trust.

         Section 4.16 Peace. Nothing contained herein shall be construed so as to allow Beneficiary to commit a breach of the peace or a trespass.

         Section 4.17 Multiple Counterparts. The instrument may be executed in multiple counterparts, each of which will be enforceable against the signatories regardless of whether the other listed parties have executed the same or any other copy.

         EXECUTED effective as of the 30th day of May, 2002.

                                               GRANTOR:
                                               VENUS EXPLORATION, INC.


                                               By: /s/ John Y. Ames
                                                   ------------------------
                                                   John Y. Ames, President


                                                BENEFICIARY:


                                               -------------------------------

                                                   ACKNOWLEDGMENTS

         THE STATE OF TEXAS                    ss.
                                               ss.
         COUNTY OF BEXAR                       ss.

                  This instrument was acknowledged before me on the ___ day of May, 2002, by John Y. Ames, President of VENUS EXPLORATION, INC., a Delaware corporation, on behalf of said corporation.

                                               ---------------------------------
                                               Notary Public in and for
                                               The State of Texas


         THE STATE OF ____________             ss.
                                               ss.
         COUNTY OF _______________             ss.



     This instrument was acknowledged  before me on the ___ day of May, 2002, by
___________________________________.



                                               ---------------------------------
                                               Notary Public in and for
                                               The State of ________________

                                    EXHIBIT A

         Attached to and made a part of the following instruments:

         1. Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement from Venus Exploration, Inc., as Grantor, to Carl R. Oliver, Trustee, for the benefit of L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr. and John Y. Ames, as Beneficiary .

         2.  Financing Statement naming Venus Exploration, Inc., as Debtor, and
L. Lowry  Mays, et al, as Secured Party.

             ------------------------------------------------------

         Each property described below shall include all of Grantor's interests in the lands described, whether now owned or hereafter acquired, and the leases covering the same, including any interests derived under leases or other instruments not specifically referred to herein.

         Each reference to a lease in this Exhibit A shall be deemed a reference to said lease as said lease may have been amended and/or ratified by all amendments and/or ratifications heretofore executed, whether or not referred to herein.

         "WI" or "Working Interest" shall mean the percentage of interest in the full and entire leasehold estate created by virtue of the leases covered by this instrument, as described below, and all rights and obligations of every kind and character pertinent thereto, or arising therefrom, without regard to any valid lessors' royalties, overriding royalties, or other burdens against production therefrom insofar as the interest in said leasehold is burdened with the obligation to bear and pay the costs of exploration, development, maintenance, and operation.

         "NRI" or "Net Revenue Interest" shall mean the percentage interest in and to all oil, gas, and other hydrocarbons produced and saved or sold from, under, or by virtue of the leases covered by this instrument after giving effect to all valid lessors' royalties, overriding royalties of third parties, or other burdens against production therefrom.

         The interests set forth below are the minimum, warranted interests of Grantor in the Subject Leases and shall not limit or restrict the interests conveyed by Grantor pursuant to this Deed of Trust.

                                                                   Exhibit 10.8

                                   SECOND LIEN
                              (ON PRODUCING LEASES)
               DEED OF TRUST, MORTGAGE, ASSIGNMENT OF PRODUCTION,
                   SECURITY AGREEMENT, AND FINANCING STATEMENT


         VENUS EXPLORATION, INC., a Delaware corporation (herein called "Grantor"),1250 N. E. Loop 410, Suite 810, San Antonio, Texas 78209, to secure payment and performance of the Obligation (hereinafter defined), and for and in consideration of the sum of Ten and No/100 Dollars ($10.00) cash and other valuable consideration in hand paid to Grantor, the receipt and adequacy of which are hereby acknowledged, and for and in consideration of the debt and trusts hereinafter mentioned, has GRANTED, BARGAINED, SOLD, ASSIGNED, TRANSFERRED, and CONVEYED, and by these presents does GRANT, BARGAIN, SELL, ASSIGN, TRANSFER and CONVEY, unto Carl R. Oliver, Trustee (herein called "Trustee"), whose address is 4040 Broadway, Suite 609, San Antonio, Texas 78209, and to Trustee's successor or successors or substitutes in this trust, with power of sale, all of the record and/or beneficial interest of Grantor in and to the real and personal properties, rights, titles, interests and estates described or to which reference is made in Paragraphs I through VI, inclusive, below, whether now owned by Grantor or hereafter acquired by Grantor (herein collectively called the "Mortgaged Property"):

         Paragraph I. Oil and Gas Leases and Other Properties. All of those certain oil and gas and/or oil, gas and mineral leases, lands, interests and other properties (all such leases being herein called the "Subject Leases," and all such leases, lands, interests and other properties being herein called the "Subject Interests") that are described and/or to which reference may be made on Exhibit A attached to and made a part of this Deed of Trust for all purposes and incorporated herein by reference as fully as if copied verbatim in the body of this Deed of Trust at this point.

         Paragraph II. Pooled Interests. All rights, titles, interests and estates now owned or hereafter acquired by Grantor in and to (i) any and all properties now or hereafter pooled or unitized with any of the Subject Interests, and (ii) all presently existing or future unitization, communitization and pooling agreements, and the units created thereby, that include all or any part of the Subject Interests, including, without limitation, all units formed under or pursuant to any Laws. The rights, titles, interests and estates described in this Paragraph II shall also be included within the term "Subject Interests" as used herein.

         Paragraph III. Hydrocarbons. All oil, gas, casinghead, gas, drip gasoline, natural gasoline and condensate, all other liquid and gaseous hydrocarbons, and all other minerals, whether similar to the foregoing or not (herein collectively called "Hydrocarbons"), now or hereafter accruing to or produced from the Subject Interests and/or to which Grantor now or hereafter may be entitled as a result of or by virtue of its record and/or beneficial ownership of any one or more of the Subject Interests.

         Paragraph IV. Contracts. All present and future rights of Grantor (including, without limitation, all rights to receive payments under or by virtue of all present and future operating agreements, contracts for the purchase, exchange, processing, transportation or sale of Hydrocarbons, and other contracts and agreements relating in any way to all or any part of the Mortgaged Property as the same may be amended or supplemented from time to time (the "Subject Contracts").

         Paragraph V. Other Property. All tenements, hereditaments, appurtenances and properties in anywise appertaining, belonging, affixed or incidental to the Subject Leases, in which Grantor now owns or hereafter acquires an interest, including, without limitation, any and all property, real or personal, in which Grantor now owns or hereafter acquires an interest that is situated upon and/or used or useful in connection with all or any part of the Subject Leases and including all pipelines; gathering lines; trunk lines; lateral lines; pipeline easements and rights-of-way; compressor, dehydration and pumping equipment, sites and leases; pumps; compressors; dehydration units; separators; heater treaters; valves; flow lines; gauge meters; alarms; supplies; machinery; derricks; building; tanks; casings; Christmas trees; tubing; rods; liquid extractors; engines; boilers; tools; appliances; cables; wires; surface leases; rights-of-way; easements; servitudes; and franchises; and all accessions, additions, substitutes and replacements to or for, and all accessories and attachments to, any of the foregoing (all such surface leases, easements, licenses, rights-of-way and franchises being herein called the "Subject Easements," and all such tangible property described in this Paragraph V being herein called the "Personal Property").

         Paragraph VI. Other Rights to Hydrocarbons. Any and all other rights, titles, estates, royalties and interests (whether or not presently included within the Subject Interests) now owned or hereafter acquired by Grantor (i) in and to all Hydrocarbons in and under and that may be produced and saved from the lands described or to which reference is made on Exhibit A (the "Land") and (ii) in and to all reversions, remainders, tolls, rents, revenues, issues, proceeds, earnings, income and profits from the Land.

         TO HAVE AND TO HOLD the Mortgaged Property, together with all and singular the rights, privileges, contracts and appurtenances now or hereafter at any time before the foreclosure or release hereof in anywise appertaining or belonging thereto, unto Trustee and to his successors or substitutes hereunder and to their successors and assigns forever; and Grantor hereby binds and obligates Grantor and Grantor's Successors to warrant and forever defend, all and singular, the Mortgaged Property unto Trustee and to his successors or substitutes hereunder and to their successors and assigns, against the lawful claims of any and all Persons whomsoever claiming or to claim the same, or any part thereof, SUBJECT, HOWEVER, ONLY to Permitted Liens.

         REFERENCE IS MADE TO SECTION 5.13 FOR THE DEFINITIONS OF SEVERAL OF THE TERMS USED HEREIN.

         This conveyance is made in trust, however, upon the terms and provisions hereinafter set out to secure the full and final payment and performance of the Obligation, as defined in Article I below.

         To further secure the Obligation, Grantor hereby grants to L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr., and John Y. Ames (collectively, herein called "Beneficiary"), whose address is in care of the Trustee at the Trustee's address, a security interest in the Mortgaged Property insofar as such Mortgaged Property consists of equipment, general intangibles, accounts, inventory, fixtures and any and all other personal property of any kind or character defined in and subject to the provisions of the Code, including the proceeds and products from any and all of such Mortgaged Property [all of such Mortgaged Property (and the proceeds and products thereof) being herein called the "Collateral"]. Upon the happenings of any Default, Beneficiary is and shall be entitled to all of the Rights afforded a secured party by the Code with reference to the Collateral, or Trustee or Beneficiary may proceed as to both the real and personal property covered hereby in accordance with the Rights granted under this Deed of Trust in respect to the real property covered hereby. Such Rights shall be cumulative and in addition to those granted to Trustee or Beneficiary under any other provision of this Deed of Trust or under any other instrument executed in connection with or as security for all or any part of the Obligation.


                                   ARTICLE ONE

                               SECURED OBLIGATION.
                               ------------------

         This Deed of Trust, Mortgage, Assignment of Production, Security Agreement, and Financing Statement (herein called the "Deed of Trust") is made to secure and enforce the following, obligations, indebtedness, covenants, conditions, agreements, loans, advances, debts and liabilities (herein collectively called the "Obligation"):

         Section 1.1 Guaranty The obligation to repay each Beneficiary for any amounts paid by the Beneficiary to the Frost National Bank or its assigns (the "Bank") as a direct result of the Bank's exercise of its rights under that Guaranty Agreement dated May 30, 2002, from Beneficiary to the Bank (the "Guaranty Agreement") securing Grantor's indebtedness to the Bank in the amount of $2,000,000 as referenced in that Guaranty Agreement (the "Note"). The obligation to repay Beneficiary is more particularly described in that Guarantors' Cooperation Agreement dated contemporaneously herewith among Venus Exploration, Inc., the Trustee and the Beneficiaries.

         Section 1.2 Other Indebtedness. Any and all other additional indebtedness or liabilities for which Grantor is now or may hereafter become liable to Beneficiary at any time and from time to time, in any manner, either primarily or secondarily, absolutely or contingently, directly or indirectly, jointly, severally, or jointly and severally, and whether matured or unmatured, including all indebtedness and liabilities now or hereafter arising directly out of transactions between Grantor and Beneficiary or acquired by Beneficiary outright, conditionally, or as collateral security from another Person and whether or not created after payment in full of the Note if this Deed of Trust shall not have been released of record by Beneficiary.

         Section 1.3 Indebtedness Arising Under Security Instruments. All indebtedness, obligations, covenants, conditions, agreements and liabilities arising pursuant to the provisions of this Deed of Trust and/or any other security agreement, mortgage, deed of trust, collateral pledge agreement, contract, assignment or loan agreement of any kind now or hereafter existing as security for, executed in connection with, or related to the Obligation and/or any part thereof (each such agreement being herein called "other security instrument").

         Section 1.4 Costs and Expenses. All sums advanced and costs and expenses incurred by Beneficiary, including without limitation, all legal, accounting, engineering, management, consulting or like fees, made and incurred in connection with the foregoing Sections 1.1, 1.2, and 1.3 or any part thereof, or in connection with the acquisition, perfection, realization, maintenance or preservation of the security therefor, or in connection with the following
Section 1.5, or any part thereof, whether such advances, costs or expenses shall have been made and incurred at the request of Grantor or Beneficiary.

         Section 1.5 Renewals, Extensions, and Rearrangements. Any and all renewals, extensions and/or rearrangements of all or any part of the Note, indebtedness, obligations, debts, loans, advances, covenants, agreements and liabilities described or to which reference is made in the foregoing Sections 1.1, 1.2, 1.3, and 1.4.


                                   ARTICLE TWO

          CERTAIN REPRESENTATIONS, WARRANTIES, AND COVENANTS OF GRANTOR

         Section 2.1 Representations and Warranties. Grantor represents and warrants to Beneficiary that in all material respects:

         (a) Authority. Grantor has authority to execute this Deed of Trust, to grant, bargain, sell, mortgage, assign, transfer, and convey the Mortgaged Property to the Trustee pursuant to this Deed of Trust, and to make the covenants, representations, warranties, and assignments contained in this Deed of Trust;

         (b) Title. Grantor (i) has good title to, (ii) is the lawful owner and holder of, and (iii) is possessed of the Mortgaged Property free and clear of any and all Liens except Permitted Liens;

         (c) Percentage Interests. The percentage interests of Grantor's participation in the total costs incurred in connection with the Mortgaged Property described on Exhibit A attached hereto is not greater than as represented on said Exhibit, and the percentage interests of Grantor's participation in the total production of Hydrocarbons produced and saved from the Mortgaged Property described on Exhibit A is not less than as represented on said Exhibit; and

         (d) Advance Payment Contract. Grantor is not a party to any Advance Payment Contract affecting or relating to any of the Subject Interests not heretofore disclosed to Beneficiary in writing.

         Section 2.2 Covenants of Grantor. Grantor, for Grantor and Grantor's Successors, covenants and agrees to:

         (a) Additional Documents. At any time, and from time to time, upon request by Beneficiary, forthwith execute and deliver to Beneficiary any and all additional instruments and further assurances, and do all other acts and things, as may be necessary or proper to effect the intent of these presents and to evidence and perfect more fully the Rights and Liens herein created or intended to be created and to protect the Rights of Beneficiary hereunder.

         (b) Existence and Authority. Continuously maintain Grantor's existence as a corporation in good standing under the laws of the state of its corporation and in all jurisdictions in which it is conducting business.

         (c) Cure of Defects. If the validity or priority of this Deed of Trust or of any Rights or Liens created or evidenced hereby with respect to the Mortgaged Property or any material part thereof shall be endangered or questioned or shall be attacked directly or indirectly or if any legal proceedings are instituted against Grantor with respect thereto, give written notice thereof to Beneficiary promptly and, at Grantor's own cost and expense, diligently endeavor to cure any defect that may be developed or claimed, and take all necessary and proper steps for the defense of such legal proceedings, including, but not limited to, the employment of counsel acceptable to Beneficiary, the prosecution or defense of litigation and the release or discharge of all adverse claims, and Trustee and Beneficiary, or either of them (whether or not named as parties to legal proceedings with respect thereto), are hereby authorized and empowered to take such additional steps as in their judgment and discretion may be necessary or proper for the defense of any such legal proceedings, including, but not limited to, the prosecution or defense of litigation, and the compromise or discharge of any adverse claims made with respect to the Mortgaged Property, and all expense so incurred of every kind and character shall be a demand obligation owing by Grantor to Beneficiary.

         (d) Payment of Taxes. Pay, or cause to be paid, before delinquent, all lawful Taxes in respect to the Mortgaged Property, or any part thereof, and from time to time, upon request of Beneficiary, to furnish to Beneficiary evidence satisfactory to Beneficiary of the timely payment of such Taxes.

         (e) Compliance with Subject Leases, Interests, Contracts, and Easements. Timely perform all obligations under, and not violate any of, the Subject Leases, Subject Interests, Subject Contracts or Subject Easements.

         (f) Maintenance of Mortgaged Property. At all times maintain, preserve and keep the Mortgaged Property in good repair and condition, and from time to time to make all necessary and proper repairs, replacements and renewals; and not to commit or permit any waste on or of the Mortgaged Property.

         (g) Mortgage Taxes. At any time any Law shall be enacted imposing or authorizing the imposition of any Tax upon this Deed of Trust, or upon any Lien created hereby, immediately pay all such taxes; provided that, in the alternative, Grantor may, in the event of the enactment of such a Law, and must, if it is unlawful for Grantor to pay such Taxes, prepay that portion of the Obligation that Beneficiary in good faith determines is secured by property covered by such Law within 30 days after demand therefor by Beneficiary.

         (h) Performance of Covenants. Punctually and properly perform all of Grantor's covenants, duties, and liabilities under this Deed of Trust and any other security instrument.

         (i) Inspection of Mortgaged Property. Allow Beneficiary to inspect the Mortgaged Property and all records relating thereto, and to make and take away copies of such records.

         (j) Operation of Mortgaged Property. Operate the Mortgaged Property, or cause it to be operated, in a careful and efficient manner in accordance with the practices of the industry and in compliance with all Subject Leases, Subject Contracts, Subject Easements and Laws.

         (k) Development Work. Do, or cause to be done, such development and other work as would be conducted by a reasonably prudent operator to protect from material diminution the production capacity of the Mortgaged Property and each producing well thereon.

         (l) Maintenance of Subject Leases, Contract, and Easements. Maintain all Subject Leases, Subject Contracts, and Subject Easements in full force and effect and not permit to occur the surrender, abandonment, release or termination of any Subject Leases, Subject Contracts or Subject Easements, so long as the Subject Interests covered thereby or relating thereto are capable of producing Hydrocarbons in commercially paying quantities.

         (m) Insurance. Carry insurance with respect to the Mortgaged Property with such insurers, in such amounts, and covering such risks as shall be customary in the industry, including, but not limited to, workmen's compensation insurance and insurance against loss or damage by fire, lightning, hail, windstorm, explosion, hazards, casualties and other contingencies; deliver evidence of the policies of insurance to Beneficiary and pay or cause to be paid all premiums for such insurance at least 15 days before such premiums become due; furnish to Beneficiary satisfactory proof of the timely making of such payments; and deliver evidence of all renewal policies to Beneficiary at least 15 days before the expiration date of each expiring policy.

         (n) Compliance with Laws. Comply with all Laws applicable to the Mortgaged Property and its ownership, use and operation, including, without limitation, Environmental Laws.

         (o) Sales of Mortgaged Property. Not, without the prior written consent of Beneficiary, which will not be unreasonably withheld, sell, trade, transfer, convey, assign, exchange, pledge, encumber, create any Lien (except a Permitted
Lien) with respect to or otherwise dispose of the Mortgaged Property, or any part thereof, or any interest therein, except items of Personal Property that have become obsolete or worn beyond practical use and that have been replaced by adequate substitutes having a value equal to or greater than the replaced items when new.

         (p) Title Opinions. Furnish to Beneficiary copies of any title opinions and any abstracts of title requested by Beneficiary from time to time that Grantor has or may hereafter obtain affecting any part of the Mortgaged Property.

         (q) Advance Payment Contract. Not enter into or agree to any Advance Payment Contract with any person affecting any of the Mortgaged Property.

         (r) Transactions with Affiliates. Not, directly or indirectly, enter into any sale, lease or exchange of any property or any contract for the rendering of goods or services with respect to any of the Mortgaged Property (including, without limitation, operating agreements under which Grantor or an affiliate of Grantor serves as operator) with any affiliate of Grantor other than upon fair and reasonable terms no less favorable than could be obtained in an arm's length transaction with a Person not an affiliate of Grantor.

         (s) Properties Not Operated by Grantor. Anything in this Section 2.2 to the contrary notwithstanding, Grantor, with respect to those Subject Interests that are operated by operators other than Grantor, shall not be obligated himself to perform undertakings performable only by such operators and that are beyond the control of Grantor. In each such case, however, Grantor will promptly take all actions available to him, under applicable operating arrangements or otherwise, to bring about the performance of any such undertakings required to be performed by such operators.


                                  ARTICLE THREE

                              DEFAULTS AND REMEDIES

         Section 3.1 Defaults. The term "Default," as used herein, shall mean
(i) the failure of Grantor, within 30 days after written notice thereof from Beneficiary, to cure a default in the due performance or observance of any covenant or agreement contained in this Deed of Trust and not constituting a default in the payment of principal of or interest on the Obligation, or (ii) the failure of Grantor within 10 business days after written notice thereof from Beneficiary to pay when due the principal of or interest on the Obligation, or any part thereof, after the same shall have become due and payable (whether at stated maturity, by acceleration, or otherwise).

         Section 3.2 Remedies. If a Default shall occur and be continuing, Beneficiary may, at its option, do any one or more of the following to the extent permitted by applicable Law:

         (a) Payment or Performance by Beneficiary. If Grantor has failed to keep or perform any covenant whatsoever contained in this Deed of Trust or any other security instrument, Beneficiary may, but shall not be obligated to any Person to do so, perform or attempt to perform such covenant, and any payment made or expense incurred in the performance or attempted performance of any such covenant shall be a part of the Obligation, and Grantor promises, upon demand, to pay to Beneficiary, at the place where the Note is payable, or at such other place as Beneficiary may direct by written notice, all sums so advanced or paid by Beneficiary until paid by Grantor. No such payment by Beneficiary shall constitute a waiver of any Default.

         (b) Acceleration. Beneficiary may, at its option, declare the aggregate unpaid principal amount of and interest on the Note and all other parts of the Obligation to be, and the same shall thereupon become, immediately due and payable without presentment, demand, protest, notice of acceleration, notice of intent to accelerate, notice of protest or notice of dishonor, or any other notice of any kind, all of which are expressly waived by Grantor.

         (c) Foreclosure. Beneficiary may request Trustee to proceed with foreclosure, and in such event Trustee is hereby authorized and empowered, and it shall be his duty, upon such request of Beneficiary, and to the extent permitted by applicable Law, to sell all or any part of the Mortgaged Property at one or more sales, as an entirety or in parcels, at such place or places and otherwise in such manner and upon such notice as may be required by applicable Law, or in the absence of any such requirement, as Trustee and/or Beneficiary may deem appropriate, and to make conveyance to the purchaser or purchasers thereof. Any sale of any part of the Mortgaged Property shall be made to the highest bidder or bidders for cash, at the courthouse door of, or at such other place as may be required or permitted by applicable Law in, the county wherein the Land included within the Mortgaged Property to be sold is situated; provided that if the Land is situated in more than one county, such sale of the Mortgaged Property, or any part thereof, may be made in any county wherein any part of the Land included within the Mortgaged Property to be sold is situated. Any such sale shall be made at public outcry, on the day of any month, during the hours of such day and after written notices thereof have been publicly posted in such places and for such time periods and after all Persons entitled to notice thereof have been sent such notice, all as required by applicable Law in effect at the time of such sale; and nothing herein shall be deemed to require Beneficiary or Trustee to do, and Beneficiary and Trustee shall not be required to do, any act other than as required by applicable Law in effect at the time of such sale. Any such sale may be as a whole or in such parcels as Trustee may select. After such sale, Trustee shall make to the purchaser or purchasers thereunder good and sufficient deeds and assignments, in the name of Grantor, conveying the Mortgaged Property, or part thereof, so sold to the purchaser or purchasers with special warranty of title (subject to Permitted Liens) by Grantor. Sale of a part of the Mortgaged Property shall not exhaust the power of sale, but sales may be made from time to time until the Obligation is paid and performed in full. It shall not be necessary to have present or to exhibit at any such sale any of the Collateral. It is intended by each of the foregoing provisions of this Subsection 3.2(c) that Trustee may, after any request or direction by Beneficiary, sell, not only the Subject Interests included within, but also, all other items constituting a part of, the Mortgaged Property, or any part thereof, along with the Land, or any part thereof, included within the Mortgaged Property all as a unit and as a part of a single sale, or may sell any part of the Mortgaged Property separately from the remainder of the Mortgaged Property. It is agreed that, in any deed or assignment given by Trustee, any and all statements of fact or other recitals therein made as to the identity of Beneficiary or as to the occurrence or existence of any Default, or as to the acceleration of the maturity of the Obligation, or as to the request to sell, notice of sale, time, place, terms and manner of sale, and the receipt, distribution and application of the money realized therefrom, or as to the due and proper appointment of a substitute trustee, and, without being limited by the foregoing, as to any other act or thing having been duly done by Beneficiary or by Trustee, shall be evidence that the said statements or recitals state facts and are without further question to be so accepted, and Grantor does hereby ratify and confirm any and all acts that Trustee may lawfully do in the premises by virtue hereof. In the event of the resignation (such resignation being hereby authorized for any reason) or death of Trustee, or his removal from his county of residence stated on the first page hereof, or his failure, refusal or inability, for any reason, to make any such sale or to perform any of the trusts herein declared, or, at the option of Beneficiary, without cause,

Beneficiary may appoint, in writing, a substitute trustee, who shall thereupon succeed to all the estates, titles, rights, powers and trusts herein granted to and vested in Trustee. Such appointment may be made on behalf of Beneficiary by any person who is then the president, or any vice president or any other authorized officer or agent of Beneficiary. In the event of the resignation (such resignation being hereby authorized for any reason) or death of any such substitute trustee, or his failure, refusal or inability to make such sale or perform such trusts, or, at the option of Beneficiary, without cause, successive substitute trustees may thereafter, from time to time, be appointed by Beneficiary in the same manner. Trustee may appoint, in writing, any one or more Persons as Trustee's agent and attorney-in-fact to act as Trustee under him and in his name, place and stead, to perform any one or more acts necessary or incident to any sale under the power of sale granted under the preceding provisions of this Subsection 3.2(c), including, without limitation, the posting and filing of any notices, the conduct of such sale and the execution and delivery of any instruments conveying the Mortgaged Property so sold, but in the name and on behalf of Trustee. All acts done or performed by any such agent and attorney-in-fact shall be valid, lawful and binding as if done or performed by Trustee. Wherever herein the word "Trustee" is used, the same shall mean the Person who is the duly appointed trustee or substitute trustee hereunder at the time in question.

         (d) Suit. Beneficiary may, or Trustee may upon written request of Beneficiary, proceed by suit or suits, at law or in equity, to enforce the payment and performance of the Obligation in accordance with the terms hereof and of the Note or the other security instruments, or other documents and/or writings securing and/or evidencing the Obligation, to foreclose the Liens of this Deed of Trust as against all or any part of the Mortgaged Property and to have all or any part of the Mortgaged Property sold under the judgment or decree of a court of competent jurisdiction.

         (e) Assemble Collateral. Beneficiary may require Grantor to assemble the Collateral included within the Mortgaged Property, or any part thereof, and make it available to Beneficiary, at a place to be designated by Beneficiary that is reasonably convenient to Grantor and Beneficiary.

         (f) Disposition of Collateral. After notification, if any, as hereafter provided in this Subsection 3.2(f), Beneficiary may sell, lease or otherwise dispose of, at the office of Beneficiary, or on the Land, or elsewhere, as chosen by Beneficiary, all or any part of the Collateral included within the Mortgaged Property, in its then condition, or following any commercially reasonable preparation or processing, and each Sale [as used in this Subsection 3.2(f), the term "Sale" means any such sale, lease, or other disposition made pursuant to this Subsection 3.2(f)] may be as a unit or in parcels, by public or in private proceedings, and by way of one or more contracts, and, at any Sale, it shall not be necessary to exhibit the Collateral, or any part thereof, being sold, leased or otherwise disposed of. The Sale of all or any part of the Collateral shall not exhaust Beneficiary's power of Sale, but Sales may be made from time to time until the Obligation is paid and performed in full. Reasonable notification of the time and place of any public Sale pursuant to this Subsection 3.2(f), or reasonable notification of the time after which any private Sale is to be made pursuant to this Subsection 3.2(f), shall be sent to Grantor and to any other persons entitled under the Code to notice. It is agreed that notice sent or given not less than 21calendar days prior to the taking of the action to which the notice relates, is reasonable notification and notice for such purposes of this Subsection 3.2(f).

         (g) Surrender of Insurance Policies. Beneficiary may surrender the insurance policies maintained pursuant to Subsection 2.2(m) hereof, or any part thereof, and receive and apply the unearned premiums as a credit on the Obligation, and, in connection therewith, Grantor hereby appoints Beneficiary as the agent and attorney-in-fact for Grantor to collect such premiums.

         Section 3.3 Purchase of Mortgaged Property by Beneficiary. If Beneficiary is the purchaser of the Mortgaged Property, or any part thereof (and it is specifically agreed that Beneficiary may be the purchaser of the Mortgaged Property, or any part thereof, if permitted by applicable Law), at any sale thereof, whether such sale be under the power of sale hereinabove vested in Trustee, or upon any other foreclosure of the Liens hereof, or otherwise, Beneficiary shall, upon any such purchase, acquire good title to the Mortgaged Property so purchased, free of the Liens of these presents.

         Section 3.4 Possession of Property After Foreclosure. In case the Liens hereof shall be foreclosed by Trustee's sale, or by other judicial or non-judicial action, the purchaser at any such sale shall receive, as an incident to his ownership, immediate possession of the Mortgaged Property, or any part thereof so conveyed, and, subsequent to foreclosure, Grantor and Grantor's Successors shall be considered as tenants at sufferance of the purchaser at foreclosure sale, and anyone occupying the property after demand made for possession thereof shall be guilty of forcible detainer and shall be subject to eviction and removal, forcible, or otherwise, with or without process of Law, and all damages by reason thereof are hereby expressly waived.

         Section 3.5 Application of Proceeds. The proceeds from any sale, lease or other disposition made pursuant to this Article Three, the proceeds from surrendering any insurance policies pursuant to Subsection 3.2(g), any proceeds of Hydrocarbons collected by Beneficiary pursuant to Article Four, and sums received pursuant to Section 5.5 shall be applied by Trustee, or by Beneficiary, as the case may be, to the payment of the Obligation, whether or not matured, as may be determined by Beneficiary in its sole discretion until the Obligation is paid in full.

         Section 3.6 Abandonment of Sale. In the event a foreclosure hereunder should be commenced by Trustee in accordance with Subsection 3.2(c), Beneficiary may at any time before the sale direct Trustee to abandon the sale, and may then institute suit for the collection of the Obligation, and/or for the foreclosure of the Liens hereof. If Beneficiary should institute a suit for the collection of the Obligation, and/or for the foreclosure of the Liens hereof, it may at any time before the entry of a final judgment in said suit sell and/or require Trustee to sell (and Trustee is hereby expressly authorized to sell) the Mortgaged Property, or any part thereof, in accordance with the provisions of this Deed of Trust.

         Section 3.7 Waiver of Appraisement and Redemption. To the full extent Grantor may lawfully do so, Grantor agrees that Grantor will not at any time insist upon, plead, claim or take the benefit or advantage of any appraisement, valuation, stay, extension or redemption Law, now or hereafter in force, in order to prevent or hinder the enforcement of this Deed of Trust or the absolute sale of the Mortgaged Property, or any part thereof, or the possession thereof by any purchaser at any such sale, but Grantor, insofar as Grantor now or hereafter may lawfully do so, hereby waives the benefit of all such Laws; provided, however, that the appraisement of any of the Mortgaged Property is hereby expressly waived or not waived at the option of Trustee and/or Beneficiary, such option to be exercised prior to or at the time judgment is rendered in any foreclosure of this Deed of Trust. Grantor also expressly waives, to the extent Grantor may lawfully do so, all Rights to have the Mortgaged Property marshaled upon any foreclosure of this Deed of Trust.


                                  ARTICLE FOUR

                                   SECOND LIEN

         The interest of the Beneficiary that is created by this Deed of Trust is a second lien to that of the Permitted Liens and to the liens and security interests owned and held by the Bank in or with respect to the Mortgaged Property. Notwithstanding any provision in this Deed of Trust to the contrary, the Beneficiary acknowledges and agrees that this Deed of Trust and the liens and security interests created hereby are subject, inferior and subordinate to the instruments described or referred to below in this paragraph and to the liens and/or security interests created by such instruments, which are described or referred to as follows:

(1) That certain Oklahoma Mortgage, Security Agreement, Financing Statement and Assignment of Production dated July 6, 2001, from Grantor to Hibernia National Bank, covering certain of the Mortgaged Property situated in Grady, Latimer and Seminole Counties, Oklahoma, multiple originals of which are recorded in Book 3297, Page 117 of the records of Grady County, Oklahoma, in Book 579, Page 430 of the records of Latimer County, Oklahoma, and in Book 2385, Page 74 of the records of Seminole County, Oklahoma (collectively, the "July 6, 2001 Oklahoma Mortgage"), to which instruments and the record thereof reference is hereby made for all purposes;

(2) That certain Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated July 6, 2001, from Grantor to Lyndsay P. Job, Trustee for the benefit of Hibernia National Bank, covering certain of the Mortgaged Property situated in Atascosa, Crockett, Hansford, Jefferson and Wharton Counties, Texas, multiple originals of which are recorded in Volume 174, Page 364 of the Official Public Records of Atascosa County, Texas, in Volume 597, Page 529 of the Official Public Records of Crockett County, Texas, in Volume 284, Page 93 of the Official Records of Hansford County, Texas, under Document No. 2001024467 of the Official Public Records of Real Property of Jefferson County, Texas, and in Volume 419, Page 37 of the Official Records of Wharton County, Texas (collectively, the "July 6, 2001 Texas Mortgage"), to which instruments and the record thereof reference is hereby made for all purposes;

(3) That certain Utah Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated July 6, 2001, from Grantor to GeoScout Land & Title Company, Inc., as Trustee for the benefit of Hibernia National Bank, covering certain of the Mortgaged Property situated in Duchesne and Uintah Counties, Utah, duplicate originals of which are recorded under Entry No. 347970, and in Book A0353, Page 129, of the records of Duchesne County, Utah, and under Entry No. 2001004623, and in Book 766, Page 809, of the records of Uintah County, Utah (collectively, the "July 6, 2001 Utah Mortgage"), to which instruments and the record thereof reference is hereby made for all purposes;

(4) That certain Oklahoma Mortgage, Security Agreement, Financing Statement and Assignment of Production dated September 27, 2001, from Grantor to Hibernia National Bank, covering certain of the Mortgaged Property situated in Blaine, Custer, Garfield, Latimer, Major, Pawnee, Payne and Pittsburgh Counties, Oklahoma, multiple originals of which are recorded in Book 833, Page 717 of the records of Blaine County, Oklahoma, in Book 1145, Page 322 of the records in Custer County, Oklahoma, in Book 1555, Page 333 of the records of Garfield County, Oklahoma, in Book 583, Page 741 of the records of Latimer County, Oklahoma, in Book 1543, Page 371 of the records of Major County, Oklahoma, in Book 543, Page 760 of the records of Pawnee County, Oklahoma, in Book 1323, Page 323 of the records of Payne County, Oklahoma, and in Book 1132, Page 417 of the records of Pittsburgh County, Oklahoma (collectively, the "September 27, 2001 Oklahoma Mortgage"), to which instruments and the record thereof reference is hereby made for all purposes;

(5) That certain Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated September 27, 2001, from Grantor to Lyndsay P. Job, Trustee for the benefit of Hibernia National Bank, covering certain of the Mortgaged Property situated in Jefferson County, Texas, recorded under Document No. 2001035621 of the Official Public Records of Real Property of Jefferson County, Texas (the "September 27, 2001 Jefferson County Mortgage"), to which instrument and the record thereof reference is hereby made for all purposes;

(6) That certain Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated September 27, 2001, from Grantor to Lyndsay P. Job, Trustee for the benefit of Hibernia National Bank, covering certain of the Mortgaged Property situated in Crane, Fort Bend, Hardin, Irion, Lipscomb, Panola and Upton Counties, Texas, multiple originals of which are recorded in Volume 431, Page 478 of the Official Public Records of Crane County, Texas, under Document No. 2001094231 of the Official Public Records of Fort Bend County, Texas, in Volume 1286, Page 418 of the Official Public Records of Hardin County, Texas, in Volume 142, Page 560 of the Official Public Records of Irion County, Texas, in Volume 400, Page 286 of the Real Property Records of Lipscomb County, Texas, in Volume 1132, Page 23 of the Official Public Records of Panola County, Texas, and under Document No. 0128688 and recorded in Volume 711, Page 75 of the Official Public Records of Upton County, Texas (collectively, the "September 27, 2001 Texas Mortgage"), to which instruments and the record thereof reference is hereby made for all purposes;

(7) That certain First Supplement and Amendment to Utah Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing, and Financing Statement dated October 15, 2001, but effective as of July 6, 2001, from Grantor to GeoScout Land & Title, Inc., as Trustee for the benefit of Hibernia National Bank, covering certain of the Mortgaged Property situated in Duchesne County, Utah, recorded under Entry No. 350401, and in Book M0296, Page 632, of the records of said county (the "October 15, 2001 Amendment"), to which instrument and the record thereof reference is hereby made for all purposes;

(8) That certain Texas Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement dated November 1, 2001, from Grantor to Lyndsay P. Job, Trustee for the benefit of Hibernia National Bank, covering certain of the Mortgaged Property situated in Crockett and Jefferson Counties, Texas, duplicate originals of which are recorded under Document No. 134982 and recorded in Volume 601, Page 512 of the Official Records of Crockett County, Texas, and under Document No. 2001039301 of the Official Public Records of Real Property of Jefferson County, Texas (collectively, the "November 1, 2001 Texas Mortgage"), to which instruments and the record thereof reference is hereby made for all purposes;

(9) That certain UCC-1 Financing Statement filed in the office of the Secretary of State of the State of Delaware on July 10, 2001 under File No. 1066812 4 in said office (the "First Financing Statement"), to which instrument and the filing thereof reference is hereby made for all purposes;

(10) That certain UCC-1 Financing Statement filed in the office of the Secretary of State of the State of Delaware on October 15, 2001 under File No. 1139515 6 in said office (the "Second Financing Statement"), to which instrument and the filing thereof reference is hereby made for all purposes;

(11) That certain UCC-1 Financing Statement filed in the office of the Secretary of State of the State of Delaware on November 5, 2001 under File No. 1160608 1 in said office (the "Third Financing Statement"), to which instrument and the filing thereof reference is hereby made for all purposes;

(12) That certain assignment and transfer of note and liens of even date herewith from Hibernia National Bank to the Bank, assigning to the Bank the July 6, 2001 Oklahoma Mortgage, the July 6, 2001 Texas Mortgage, the July 6, 2001 Utah Mortgage, the September 27, 2001 Oklahoma Mortgage, the September 27, 2001 Jefferson County Mortgage, the September 27, 2001 Texas Mortgage, the October 15, 2001 Amendment, and the November 1, 2001 Texas Mortgage, the liens and security interests created thereby, and the collateral and promissory note described therein, multiple originals of which are being recorded contemporaneously with the recording of this Deed of Trust in the above-described counties, to which instruments and the record thereof reference is hereby made for all purposes;

(13) Separate UCC-3 Assignments from Hibernia National Bank to the Bank, assigning to the Bank the First Financing Statement, the Second Financing Statement and the Third Financing Statement, the security interests created thereby and the collateral described therein, each of which is being filed with the Secretary of State of the State of Delaware contemporaneously with the recording of this Deed of Trust in the various counties, to which instruments and the filing thereof reference is hereby made for all purposes; and

(14) All amendments, modifications, extensions, continuations, supplements, revivors and/or ratifications of any of the above-described instruments as may have been executed or filed heretofore, are being executed or filed contemporaneously herewith, or may be executed or filed hereafter from time to time by Grantor and/or the Bank, or the Bank's successors or assigns, including (without limitation) those securing the payment of any additional indebtedness hereafter advanced by the Bank, its successors or assigns, to Grantor.


                                  ARTICLE FIVE

                                  MISCELLANEOUS

         Section 5.1 Release. If the Obligation is paid and performed in full in accordance with the terms of this Deed of Trust and the Note and other security instruments and documents and writings evidencing or securing all or any part of the Obligation, then this conveyance shall be released at Grantor's request and expense; provided, however, Grantor's warranties and indemnities contained in this Deed of Trust shall survive the payment and performance of the Obligation and the release of this Deed of Trust.

         Section 5.2 Rights Cumulative. All Rights and Liens herein expressly conferred are cumulative of all other Rights and Liens herein, or by Law or in equity provided, or provided in any other security instrument, and shall not be deemed to deprive Beneficiary or Trustee of any such other legal or equitable Rights and Liens by judicial proceedings, or otherwise, appropriate to enforce the conditions, covenants and terms of this Deed of Trust and other security instruments, and the employment or enforcement of any Rights hereunder, or otherwise, shall not prevent the concurrent or subsequent employment or enforcement of any other Rights.

         Section 5.3 Waivers. Any and all covenants in this Deed of Trust may from time to time, by instrument in writing signed by Beneficiary and delivered to Grantor, be waived to such extent and in such manner as Beneficiary may desire, but no such waiver shall ever affect or impair Beneficiary's Rights or Liens hereunder, except to the extent specifically stated in such written instruments.

         Section 5.4 Sale of Mortgaged Property. In the event Grantor or any of Grantor's Successors conveys any interest in the Mortgaged Property, or in any part thereof, to any other Person, Beneficiary may, without notice to Grantor or Grantor's successors, deal with any owner of any part of the Mortgaged Property with reference to this Deed of Trust and the Obligation, either by way of forbearance on the part of Beneficiary, or extension of time of payment of the Obligation, or release of all of any part of the Mortgaged Property, or any other property securing payment and performance of the Obligation, without in any way modifying or affecting Beneficiary's Rights and Liens hereunder or the liability of Grantor or any other party liable for payment and performance of the Obligation, in whole or in part, provided, that no action taken or omitted to be taken by Beneficiary under this Section 5.4 shall be deemed a waiver of any Default occurring by reason of any such conveyance.

         Section 5.5 Condemnation Sale. Beneficiary shall be entitled to receive any and all sums that may be awarded or become payable to Grantor for the condemnation of the Mortgaged Property, or any portion thereof, for public or quasi-public use, or by virtue of private sale in lieu thereof, and any sums that may be awarded or become payable to Grantor for damages caused by public works or construction on or near the Mortgaged Property. Grantor shall, upon request of Beneficiary, make, execute, acknowledge and deliver any and all additional assignments and documents as may be necessary from time to time to enable Beneficiary to collect and receive any such sums. Beneficiary shall not be, under any circumstances, liable or responsible for failure to collect, or exercise diligence in the collection of, any of such sums.

         Section 5.6 Renewals of Indebtedness. It is understood and agreed that the proceeds advanced by Guarantor to the Bank pursuant to the Guaranty Agreement or for the purchase of the Bank's Note, have been advanced by Beneficiary at Grantor's request and upon Grantor's representation that such amounts are due and payable. Beneficiary shall be subrogated to any and all Rights and Liens owned or claimed by any owner or holder of such outstanding Rights and Liens, however remote, regardless of whether such Rights and Liens are acquired by assignment or are released by the holder thereof upon payment.

         Section 5.7 Waiver of Marshaling. Grantor hereby waives all rights of marshaling in event of any foreclosure of the Liens hereby created.

         Section 5.8 Number and Gender of Words, Etc. Whenever herein the singular number is used, the same shall include the plural where appropriate, and vice versa, and words such as "herein," "hereof," "hereinafter" and other words of similar import shall refer to this Deed of Trust and not to any particular section or portion hereof, and words of any gender shall include each other gender where appropriate.

         Section 5.9 Headings. The captions, headings, and arrangements used in this Deed of Trust are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

         Section 5.10 Notices. Whenever this Deed of Trust requires or permits any consent, approval, notice, request or demand from one party to another, it shall be (a) in writing, (b) delivered to a principal officer or managing entity of the recipient in person, by courier or mail or by facsimile, telegram, telex, cablegram or similar transmission, and (c) effective only upon actual receipt by such person during normal business hours. If received after normal business hours, the notice will be considered to have been received on the next business day after such delivery. Whenever any notice is required to be given by applicable law or this Contract, a written waiver thereof, signed by the Person entitled to notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. For purposes of notices, the mailing addresses of the parties shall, until changed as hereinafter provided, be as follows:

         If to Grantor:             Venus Exploration, Inc.
                                    1250 N. E. Loop 410, Suite 810
                                    San Antonio, Texas 80203

         If to Beneficiary:         Carl R. Oliver
                                    4040 Broadway, suite 690
                                    San Antonio, TX 78209

         Each party shall have the right from time to time and at any time to change its address by giving at least 15 days' written notice to the other party.

         Section 5.11 Governing Law. THIS DEED OF TRUST IS INTENDED TO BE PERFORMED IN THE STATE OF TEXAS OR THE STATE IN WHICH THE MORTGAGED PROPERTY IS LOCATED AND THE SUBSTANTIVE LAWS OF SUCH STATE AND OF THE UNITED STATES OF AMERICA SHALL GOVERN THE VALIDITY, CONSTRUCTION, ENFORCEMENT AND INTERPRETATION OF THIS DEED OF TRUST. HOWEVER, ANYTHING IN THIS DEED OF TRUST TO THE CONTRARY NOTWITHSTANDING, THE SUBSTANTIVE LAWS OF THE STATE OF TEXAS RELATING TO THE VALIDITY, CONSTRUCTION, AND INTERPRETATION OF THE OBLIGATION AND TO USURY AND PERMISSIBLE INTEREST AND SIMILAR CHARGES AND AMOUNTS SHALL GOVERN ALL ASPECTS OF THIS DEED OF TRUST.

         Section 5.12 Invalid Provisions. If any provision of this Deed of Trust is invalid or unenforceable, then, to the extent permitted by Law, the other provisions hereof shall remain in full force and effect and shall be liberally construed in favor of Beneficiary in order to carry out the intentions of the parties hereto as nearly as may be possible. If the Rights and Liens created by this Deed of Trust shall be invalid or unenforceable as to any part of the Obligation, the unsecured portion of the Obligation shall be completely paid prior to the payment of the remaining and secured portion of the Obligation, and all payments made on the Obligation shall be considered to have been paid on and applied first to the complete payment of the unsecured portion of the Obligation.

         Section 5.13 Definitions. As used herein, the following terms shall have the meanings indicated:

         "Advance Payment Contract" means any contract with another Person or party (the "Other Party") whereby Grantor either (i) receives or becomes entitled to receive (either directly or to a third party for Grantor's account or benefit) any payment (an "Advance Payment") that the Other Party may require to be applied toward payment of the purchase price of Hydrocarbons and which Advance Payment is paid or to be paid in advance of actual delivery of such production to or for the account of the other Party regardless of such production or (ii) grants an option or right of refusal to such Other Party to purchase and take delivery of such production, and, in either of the foregoing instances, regardless of whether the Advance Payment may be applied as payment for a portion only of the purchase price thereof or of a percentage or share of such production. Inclusion of the standard "take or pay" provision in any gas sales or purchase contract shall not, in and of itself, constitute such contract an "Advance Payment Contract" for the purposes hereof.

         "Beneficiary" means L. Lowry Mays, James W, Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr., and John Y. Ames and any future holder.

         "Code" means the Texas Uniform Commercial Code, TEX. BUS. & COM. CODE ANN.ss.ss.1.101-11.108, as the same may be amended from time to time.

         "Collateral" has the meaning given such term on page 2 hereof.

         "Deed of Trust" has the meaning given such term in Article One hereof.

         "Default" has the meaning given such term in Section 3.1 hereof.

         "Environmental Laws" means the following: the Resource Conservation and Recovery Act of 1976, 42 U.S.C. ss.ss.6901 et seq., as amended ("RCRA"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, 42 U.S.C.ss.ss.9601 et seq. ("CERCLA"), the Toxic Substance Control U.S.C.ss.ss.2601 et seq., the Clean Air Act, 42 U.S.C.ss.ss.7401 et seq., the Clean Water Act, 33 U.S.C.ss.ss.1251 et seq., and any other Law regulating or imposing liability for or standards of conduct concerning the release or disposal of any Hazardous Material or relating to pollution or the protection of the environment, including, without limitation, Laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals, or industrial, toxic or other Hazardous Materials into the environment (including, without limitation, ambient air, surface water, ground water, land surface or subsurface strata), health, industrial hygiene, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, removal, cleanup, disposal, transport or handling of pollutants, contaminants, chemicals or industrial, toxic or other Hazardous Materials.

         "Grantor" means Venus Exploration, Inc., a Delaware corporation.

         "Grantor's Successors" means each and all the immediate and remote successors, assigns, heirs, executors, administrators, and legal representatives of Grantor.

         "Hazardous Material" shall mean any flammable, explosive, radioactive material, hazardous waste, toxic substance or related material and any other substance or material defined or designated as a hazardous or toxic substance, material or waste by any Law presently in effect or as amended or promulgated in the future and shall include, without limitation:

         (i) those substances included within the definitions of "hazardous substances," "hazardous materials," "toxic substances," or "solid waste" in CERCLA, RCRA, and the Hazardous Materials Transportation Act, 49 U.S.C.ss.ss.1801 et seq., and in the regulations promulgated pursuant thereto;

         (ii) those substances defined as "hazardous wastes" or as "hazardous substances" in applicable state Law and in the regulations promulgated pursuant thereto;

         (iii) those substances listed by the Environmental Protection Agency as hazardous substances;

         (iv) such other substances, materials and wastes that are or become regulated under applicable Law or that are classified as hazardous or toxic under Laws; and

         (v) any material, waste or substance that is (A) petroleum, (B) asbestos, (C) polychlorinated biphenyls or (D) designated as a "hazardous substance" pursuant to Section 311 of the Clean Water Act, 33 U.S.C. ss.ss.1251 et seq. (33 U.S.C.ss.ss.1321), or listed pursuant to Section 307 of the Clean Water Act (33 U.S.C.ss.ss.1317).
           -- ----

         "Highest Lawful Rate" means the maximum nonusurious interest rate, if any, that at any time or from time to time may be contracted for, taken, reserved, charged or received on the Note or on other indebtedness owed to Beneficiary, as the case may be, under Laws applicable to such Note or other indebtedness that are presently in effect or, to the extent allowed by applicable Law, under such applicable Laws that may hereafter be in effect and that allow a higher maximum nonusurious interest rate than applicable Laws now allow.

         "Holder" means any present or future holder of the Obligation or any part thereof.

         "Hydrocarbons" has the meaning given such term in Paragraph III hereof.

         "Land" has the meaning given such term in Paragraph VI hereof.

         "Laws" means all applicable constitutions, treaties, statutes, laws, ordinances, regulations, orders, writs, injunctions or decrees of the United States or of any state, commonwealth, county, parish, municipality or Tribunal.

         "Lien" means any lien, mechanic's lien, materialman's lien, pledge, conditional sale agreement, title retention agreement, financing lien, production payment, security interest, mortgage, deed of trust or other encumbrance, whether arising by agreement or under Law.

         "Mortgaged Property" has the meaning given such term on page 1 hereof.

         "Note" has the meaning given such term in Section 1.1 hereof.

         "Obligation" has the meaning given such term in Article One hereof.

         "Other security instrument" has the meaning given such term in Section
1.3 hereof.

         "Permitted Liens" means (i) Liens for Taxes not yet due or that are being contested in good faith by appropriate proceedings; (ii) Liens in connection with workmen's compensation, unemployment insurance or other social security, old age pension or public liability obligations; (iii) legal or equitable encumbrances deemed to exist by reason of the existence of any litigation or other legal proceedings or arising out of a judgment or award with respect to which an appeal is being prosecuted; (iv) vendors', repairmen's, mechanics', workmen's, construction or other like Liens arising by operation of Law in the ordinary course of business or incident to the construction or improvement of any Mortgaged Property in respect of obligations that are not yet due or that are being contested in good faith by appropriate proceedings; (v) Liens arising under operating agreements in respect of obligations that are not yet due or that are being contested in good faith by appropriate proceedings;
(vi) Liens and minor irregularities in title that do not materially interfere with the occupation, use and enjoyment by Grantor of any Mortgaged Property in the normal course of business as presently conducted or materially impair the value thereof for such business;(vii) that certain previously granted Deed of Trust, Mortgage, Assignment, Security Agreement, Fixture Filing and Financing Statement instrument dated July 6, 2001, by and between Grantor and Hibernia National Bank; and (viii) the Bank's lien.

         "Person" means any individual, firm, corporation, association, partnership, joint venture, company, trust, Tribunal or other entity.

         "Personal Property" has the meaning given such term in Paragraph V hereof. "Proceeds" has the meaning given such term in Subsection 4.1(a) hereof.

         "Rights" means rights, remedies, powers and privileges.

         "Sale" has the meaning given such term in Subsection 3.2(f) hereof.

         "Section" means a Section of this Deed of Trust, unless specifically indicated otherwise.

         "Subject Contracts" has the meaning given such term in Paragraph IV hereof.

         "Subject Easements" has the meaning given such term in Paragraph V hereof.

         "Subject Leases" has the meaning given such term in Paragraph I hereof.

         "Subject Interests" has the meaning given such term in Paragraphs I and II hereof.

         "Taxes" means all taxes, assessments, fees, levies, imposts, duties, deductions, withholdings or other similar charges from time to time or at any time imposed by any Law or any Tribunal.

         "Tribunal" means any court or any governmental department, commission, board, bureau, agency or instrumentality of the United States or of any state, commonwealth, nation, territory, possession, county, parish or municipality, whether now or hereafter constituted and/or existing.

         "Trustee" means the Person who is duly appointed trustee or successor or substitute trustee under this Deed of Trust at the time in question.

         Section 5.14 Form of Deed of Trust. This instrument may be construed and enforced from time to time as a mortgage, deed of trust, chattel mortgage, conveyance, assignment, security agreement, pledge, financing statement, hypothecation or contract, or any one or more of them as may be appropriate under applicable Laws, in order fully to effectuate the Lien hereof and the purposes and agreements herein set forth. Insofar as this instrument is a security agreement and financing statement, Grantor is the debtor, and Beneficiary is the secured party. The addresses shown in Section 5.10 are the addresses of the debtor and secured party and information concerning the security interest granted hereby may be obtained from the secured party at such address. Without in any manner limiting the generality of any of the foregoing provisions hereof: (a) some portions of the goods described or to which reference is made herein are or are to become fixtures on the Land described or to which reference is made herein/ (b) the minerals and the like (including oil and gas) included in the Mortgaged Property and the accounts resulting from the sale thereof will be financed at the wellhead(s) or minehead(s) of the well(s) or mine(s) located on the Land described or to which reference is made herein; and (c) this instrument is to be filed of record in the real estate records in the counties in which any portion of the Mortgaged Property is situated as a financing statement but the failure to do so will not otherwise affect the validity or enforceability of this instrument.

         Section 5.15 Binding Effect. This Deed of Trust is binding upon Grantor and Grantor's Successors and shall inure to the benefit of Beneficiary and its successors and assigns, and the provisions hereof shall likewise be covenants running with the Land. The duties, covenants, conditions, obligations, and warranties of Grantor in this Deed of Trust shall be joint and several obligations of Grantor and Grantor's Successors. Each and every party who signs this Deed of Trust, other than Beneficiary, and each and every subsequent owner of the Mortgaged Property, or any part thereof, jointly and severally covenants and agrees that he or it will perform, or cause to be performed, each and every condition, term, provision, and covenant of this Deed of Trust.

         Section 5.16 Peace. Nothing contained herein shall be construed so as to allow Beneficiary to commit a breach of the peace or a trespass.

         Section 5.17 Multiple Counterparts. The instrument may be executed in multiple counterparts, each of which will be enforceable against the signatories regardless of whether the other listed parties have executed the same or any other copy.

         EXECUTED effective as of the 30th day of May, 2002.



                                    GRANTOR:
                                    VENUS EXPLORATION, INC.


                                    By:      _/s/ John Y. Ames
                                           ------------------------
                                             John Y. Ames, President


                                           BENEFICIARY:


                                           -------------------------------



                                 ACKNOWLEDGMENTS



         THE STATE OF TEXAS         ss.
                                    ss.
         COUNTY OF BEXAR            ss.

                  This instrument was acknowledged before me on the ___ day of May, 2002, by John Y. Ames, President of VENUS EXPLORATION, INC., a Delaware corporation, on behalf of said corporation.

                                          --------------------------------------
                                          Notary Public in and for
                                          The State of Texas



         THE STATE OF ____________  ss.
                                    ss.
         COUNTY OF _______________  ss.

     This instrument was acknowledged  before me on the ___ day of May, 2002, by
-----------------------------------.


                                    ------------------------------------
                                    Notary Public in and for
                                    The State of ________________

                                    EXHIBIT A

         Attached to and made a part of the following instruments:

         1. Deed of Trust, Mortgage, Assignment of Production, Security Agreement and Financing Statement from Venus Exploration, Inc., as Grantor, to Carl R. Oliver, Trustee, for the benefit of L. Lowry Mays, James W. Gorman, Robert Scott, Robert Buschman, Michael E. Little, E.L. Ames, Jr., and John Y. Ames as Beneficiary .

         2. Financing Statement naming Venus Exploration, Inc., as Debtor, and L. Lowry Mays, et al as Secured Party.

             ------------------------------------------------------

         Each property described below shall include all of Grantor's interests in the lands described, whether now owned or hereafter acquired, and the leases covering the same, including any interests derived under leases or other instruments not specifically referred to herein.

         Each reference to a lease in this Exhibit A shall be deemed a reference to said lease as said lease may have been amended and/or ratified by all amendments and/or ratifications heretofore executed, whether or not referred to herein.

         "WI" or "Working Interest" shall mean the percentage of interest in the full and entire leasehold estate created by virtue of the leases covered by this instrument, as described below, and all rights and obligations of every kind and character pertinent thereto, or arising therefrom, without regard to any valid lessors' royalties, overriding royalties, or other burdens against production therefrom insofar as the interest in said leasehold is burdened with the obligation to bear and pay the costs of exploration, development, maintenance, and operation.

         "NRI" or "Net Revenue Interest" shall mean the percentage interest in and to all oil, gas, and other hydrocarbons produced and saved or sold from, under, or by virtue of the leases covered by this instrument after giving effect to all valid lessors' royalties, overriding royalties of third parties, or other burdens against production therefrom.

         The interests set forth below are the minimum, warranted interests of Grantor in the Subject Leases and shall not limit or restrict the interests conveyed by Grantor pursuant to this Deed of Trust.

                                                                   Exhibit 99.1


                    CERTIFICATION OF CEO AND CAO PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                    ss. 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report on Form 10-Q of Venus Exploration, Inc. (the "Company") for the quarterly period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Eugene L. Ames, Jr., Chairman of the Board and Chief Executive Officer of the Company, and Terry F. Hardeman, Chief Accounting Officer of the Company (the Company presently has no Chief Financial Officer), each hereby certifies, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:   August 19, 2002                    By:  /S/EUGENE L. AMES, JR.
                                                 -------------------------
                                                 Eugene L. Ames, Jr.
                                                 Chief Executive Officer


Dated:   August 19, 2002                    By:  /S/TERRY F. HARDEMAN
                                                 --------------------
                                                 Terry F. Hardeman
                                                 Chief Accounting Officer



         This certification accompanies this Report pursuant to section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of section 18 of the Securities Exchange Act of 1934, as amended.