Form 10-Q
period 2002-09-30
VENUS EXPLORATION INC
filed 2002-11-20
CIK 312037

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the transition period from _____to______

                        Commission file number _____0-14334________

                            Venus Exploration, Inc. _
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3299127
-------------------------------                 ---------------------------
(State or other jurisdiction of                       I.R.S. Employer
incorporation or organization)                       Identification No.



 1250 N.E. Loop 410, Suite 205, San Antonio, Texas            78209
 -------------------------------------------------            -----
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

Yes  X   No
    ----    ----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                          Outstanding at November 9 , 2002
----------------------------               --------------------------------
Common Stock $0.01 par value                          12,448,730

                     VENUS EXPLORATION, INC. AND SUBSIDIARY



                                      INDEX

                                                                        PAGE


PART  I.  - FINANCIAL INFORMATION

Item 1.   - Financial Statements (Unaudited)

                    (a) Consolidated Balance Sheets as of                 3
                           September 30, 2002 and December 31, 2001

                    (b) Consolidated Statements of Operations for         4
                           the three-month periods ended September 30, 2002 and 2001

                    (c) Consolidated Statements of Operations for         5
                           the nine-month periods ended September 30, 2002 and 2001

                    (d) Consolidated Statements of Cash Flows             6
                           for the nine-month periods ended
                           September 30, 2002 and 2001

                    (e) Notes to Consolidated Financial Statements        7

Item 2.   - Management's Discussion and Analysis of Financial            11
                    Condition and Results of Operations

Item 3.   - Quantitative and Qualitative Disclosures About               17
                    Market Risk

Item 4.   - Controls and Procedures                                      17


PART II.  - OTHER INFORMATION


Item 6.   - Exhibits and Reports on Form 8-K                             18

Signatures                                                               18

Exhibits Index                                                           21

                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                                         September 30,
                                                                                             2002                 December 31,
                                                                                          (Unaudited)                 2001
                                                                                      --------------------    ---------------------
                                                                                                     (in thousands)
ASSETS
     Current assets:
         Cash and equivalents                                                         $               61      $              431
         Trade accounts receivable                                                                   497                   1,861
         Prepaid expenses and other                                                                  173                      83
                                                                                          ----------------        -----------------
                     Total current assets                                                            731                   2,375
     Oil and gas properties and equipment, at cost
         under the successful efforts method, net                                                  2,053                   6,686
     Oil and gas properties held for sale                                                          2,299                       -
     Other property and equipment, net                                                               104                     151
     Deferred financing costs, at cost less accumulated amortization                                 102                     147
     Other assets, at cost less accumulated amortization                                              16                      33
                                                                                          ----------------        -----------------
                                                                                      $            5,305      $            9,392
                                                                                          ================        =================
 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     Current liabilities:
         Trade accounts payable                                                       $            6,505      $            8,038
         Other liabilities                                                                           335                     934
         Current notes payable                                                                     2,000                   1,254
                                                                                          ----------------        -----------------
                     Total current liabilities                                                     8,840                  10,226
     Other long-term liabilities                                                                      12                      28
                                                                                          ----------------        -----------------
                     Total liabilities                                                             8,852                  10,254
     Shareholders' equity (deficit):
         Preferred stock; par value of $0.01; 5,000,000 shares
              authorized; none issued and outstanding
         Common stock; par value of $.01; 50,000,000 shares
              authorized; 12,475,610 and 12,441,375 shares issued,
              and 12,448,730 and 12,414,495 outstanding in 2002 and                                  125                     124
              2001, respectively
         Additional paid-in capital                                                               18,940                  18,815
         Accumulated deficit                                                                     (22,572)                (19,761)
          Less cost of treasury stock (26,880 shares)                                                (40)                    (40)
                                                                                          ----------------        -----------------
                     Total shareholders' equity (deficit)                                         (3,547)                   (862)
     Commitments and contingencies
                                                                                          ----------------        -----------------
                                                                                      $            5,305      $            9,392
                                                                                          ================        =================



See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                                               Three Months Ended September 30
                                                                            (in thousands except per share data)
                                                                          ------------------------------------------
                                                                                  2002                   2001
                                                                          -------------------    -------------------


 Oil and gas revenues                                                     $            387       $           318
                                                                              ---------------        ---------------
 Costs of operations:
     Production expense                                                                219                   202
     Exploration expenses, including dry holes                                         145                   195
     Depreciation, depletion and amortization                                           43                    68
     General and administrative                                                        413                   573
                                                                              ---------------        ---------------
              Total expenses                                                           820                 1,038
                                                                              ---------------        ---------------
              Operating loss                                                          (433)                 (720)
                                                                              ---------------        ---------------
 Other income (expense):
     Interest expense                                                                  (75)                  (33)
     Gain on sale of assets                                                              4                     -
     Interest and other income (expense), net                                            1                    34
                                                                              ---------------        ---------------
                                                                                       (70)                    1
                                                                              ---------------        ---------------
Loss from continuing operations before income taxes                                   (503)                 (719)
Income tax expense                                                                       -                     -
                                                                              ---------------        ---------------
Loss from continuing operations                                                       (503)                 (719)
Sale of properties:
   Income (loss) from discontinued operations (including
     net gain on sale of $1 and impairment of $1,434 in 2002)                       (1,382)                  197
                                                                              ---------------        ---------------
          Net loss                                                        $         (1,885)      $          (522)
                                                                              ===============        ===============

Basis and diluted earnings (loss) per share:
   (Loss) from continuing operations                                      $           (.04)      $          (.06)
   Income (loss)  from discontinued operations                                         (11)                  .02
                                                                              ---------------        ---------------
          Net loss                                                        $           (.15)      $          (.04)
                                                                              ===============        ===============
Common shares and equivalents outstanding,
     Basic and diluted                                                              12,449                12,383
                                                                              ===============        ===============




See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                               Nine Months Ended September 30
                                                                            (in thousands except per share data)
                                                                          ------------------------------------------
                                                                                 2002                   2001
                                                                          -------------------    -------------------


 Oil and gas revenues                                                     $          1,002       $           988
                                                                              ---------------        ---------------
 Costs of operations:
     Production expense                                                                551                   634
     Impairment of oil and gas properties                                                -                    93
     Exploration expenses, including dry holes                                         503                   537
     Depreciation, depletion and amortization                                          121                   229
     General and administrative                                                      1,373                 1,563
                                                                              ---------------        ---------------
              Total expenses                                                         2,548                 3,057
                                                                              ---------------        ---------------
              Operating loss                                                        (1,546)              (2,069)
                                                                              ---------------        ---------------
 Other income (expense):
     Interest expense                                                                 (367)                 (126)
     Gain on sale of assets                                                              9                     -
     Interest and other income (expense), net                                            6                   169
                                                                              ---------------        ---------------
                                                                                      (352)                  43
                                                                              ---------------        ---------------
Loss from continuing operations before income taxes                                 (1,898)               (2,026)
Income tax expense                                                                       -                     -
                                                                              ---------------        ---------------
Loss from continuing operations                                                     (1,898)               (2,026)
Sale of properties:
   Income (loss) from discontinued  operations
      (including net gain on sale of  $316 and
      impairment of $1,434 in 2002)                                                   (913)                  748
                                                                              ---------------        ---------------
          Net loss                                                        $         (2,811)      $        (1,278)
                                                                              ===============        ===============

Basis and diluted earnings (loss) per share:
   Income (loss) from continuing operations                               $           (.15)      $          (.16)
   Income (loss) from discontinued operations                                         (.07)                  .06
                                                                              ---------------        ---------------
          Net loss                                                        $           (.23)      $          (.10)
                                                                              ===============        ===============
Common shares and equivalents outstanding,
     Basic and diluted                                                               12,448               12,362
                                                                              ===============        ===============




See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                         Nine Months Ended September 30,
                                                                                                  (in thousands)
                                                                                   ---------------------------------------------
                                                                                          2002                      2001
                                                                                   --------------------     ---------------------
Operating Activities:
    Net earnings (loss)                                                            $           (2,811)      $          (1,278)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation, depletion and amortization of oil and gas properties                      381                     624
          Other depreciation and amortization                                                     297                     427
          Impairment, abandoned leases, and dry hole costs                                      1,434                      93
          Gain on sale of property and equipment                                                 (325)                      -
          Compensation expense for stock and stock options                                         25                      85
          Changes in operating assets and liabilities:
              Trade accounts receivable                                                         1,364                  (1,179)
              Prepaid expenses and other                                                          (72)                    (37)
             Trade accounts payable                                                            (1,532)                  3,165
              Other liabilities                                                                  (599)                     13
                                                                                        ---------------         -----------------
                    Net cash (used in) provided by  operating activities                       (1,838)                  1,913
                                                                                        ---------------         -----------------
 Investing Activities:
    Capital expenditures                                                                         (141)                 (2,972)
    Proceeds from sales of property and equipment                                                 986                       -
                                                                                        ---------------         -----------------
                    Net cash provided by (used in) investing activities                           845                  (2,972)
                                                                                        ---------------         -----------------
 Financing Activities:
    Net proceeds from issuance of long-term debt and notes payable                              5,390                   1,442
    Principal payments on long-term debt and notes payable                                     (4,660)                 (1,134)
    Deferred financing costs                                                                     (106)                   (173)
                                                                                        ---------------         -----------------
                    Net cash provided by (used in) financing activities                           624                     135
                                                                                        ---------------         -----------------
    Increase (decrease) in cash and equivalents                                                  (369)                   (924)
    Cash and equivalents, beginning of period                                                     430                   1,086
                                                                                        ---------------         -----------------
    Cash and equivalents, end of period                                            $               61       $             162
                                                                                        ===============         =================





See accompanying notes to consolidated financial statements.

                     VENUS EXPLORATION, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Three Months and Nine Months Ended September 30, 2002 and 2001

1.  Organization

Venus Exploration, Inc. (the "Company") is a Delaware corporation primarily engaged in the business of exploring for, acquiring, developing and operating on-shore oil and gas properties in the United States. The Company presently has oil and gas properties and production in eight states. On October 8, 2002, three of the Company's trade creditors filed an involuntary bankruptcy petition against the Company in the United States Bankruptcy Court for the Eastern District of Texas, Beaumont Division, requesting an order for relief under Chapter 11 of the U.S. Bankruptcy Code. A hearing to consider the petition has been scheduled for January 21, 2003. The Company has filed a motion to dismiss and answer in the case, and is continuing to negotiate with these creditors in an effort to reach an out of court resolution and dismissal of the bankruptcy.

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

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine month periods ended September 30, 2002 and 2001.

The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  Summary of Significant Accounting Policies

For a description of the accounting policies followed by the Company, refer to notes 4 and 8 below and to the notes to the 2001 consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

4.  Accounting for Derivative Investments and Hedging Activities

Effective January 1, 2001 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 provides guidance on accounting and financial reporting for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities on the consolidated balance sheet, and the periodic measurement of those instruments at fair value. The Company determined that hedge accounting would not be elected for derivatives existing at January 1, 2001, which consisted of commodity collar agreements covering at least fifty percent (50%) of its monthly oil and gas production. Future changes in the fair value of those derivatives were recorded in income. The adoption of SFAS No. 133 as of January 1, 2001, resulted in a cumulative-effect-type expense to other comprehensive income of $334,000 which was recognized as a reduction of oil and gas revenues over the remaining five month term of the commodity collar agreements. During the second quarter of 2001, the Company recognized no reduction of oil and gas revenues relating to the transition adjustment and recorded no other expense related to the change in the fair value of the commodity collar agreements. On September 28, 2001, the Company entered into a new commodity collar agreement and has not elected hedge accounting for these derivative instruments. The agreement expired April 30, 2002 and as of September 30, 2002, there was no value or liability associated with a commodity collar agreement.

5.  Earnings (loss) Per Share

Basic net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed by assuming the issuance of common shares for all dilutive potential common shares outstanding.

Loss per share for the three months ended September 30, 2002 and 2001 are calculated based on 12,448,730 and 12,383,466 weighted average shares outstanding, respectively. Loss per share for the nine months ended September 30, 2002 and 2001 are calculated based on 12,447,727 and 12,361,890 weighted average shares outstanding, respectively. In the three months and nine months ended September 30, 2002 and September 30, 2001, the Company reported net losses; therefore, diluted earnings per share is not presented.

6.  Comprehensive Income



      The following are the components of comprehensive income (loss):
                                                                                     Three Months Ended September 30,
                                                                                            (in thousands)
                                                                                    2002                   2001
                                                                               ----------------      -----------------

Net loss                                                                    $           (1,885)     $            (522)
                                                                               ================       ================




                                                                                     Nine Months Ended September 30,
                                                                                            (in thousands)
                                                                                     2002                  2001
                                                                               ----------------       ----------------

Net loss                                                                    $           (2,811)     $           (1,278)
Unrealized loss on derivative instruments:
    Initial loss upon adoption of SFAS No. 133                                               -                    (334)
    Reclassification adjustment for loss recognized as reduction of oil
                  and gas income                                                             -                     334
                                                                               ----------------        ----------------
                                                                            $           (2,811)     $           (1,278)
                                                                               ================        ================



7.  Notes Payable

Notes payable consists of the following at September 30, 2002 and December 31, 2001:

                                                                                                 (in thousands)
                                                                                  September 30, 2002     December 31, 2001
                                                                                  ------------------     ------------------

Revolving Credit                                                                     $        2,000      $            1,254
                                                                                  =================      ==================



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

New Credit Facility

We entered into a loan agreement for a new $2,000,000 revolving credit facility provided by a San Antonio-based lender as of May 30, 2002. The one-year facility will mature on May 30, 2003, and is secured by a first lien mortgage on all of the Company's presently producing oil and gas properties, as well as limited personal guaranties provided by certain individuals acceptable to the lender, including certain directors of the Company. The Company used the proceeds from the facility primarily to pay off outstanding loans from a creditor and the Company's prior bank lender. The facility bears interest at the bank's prime rate plus 200 basis points. The facility contains usual and standard covenants such as debt and lien restrictions, dividend and distribution prohibitions and financial statement reporting requirements. As of September 30, 2002, we were not in compliance with certain of our loan covenants; however, we sought and received from our lender waivers for our non-compliance with those covenants, which waiver is conditioned on our cure of such non-compliance on or before December 31, 2002. In order for us to achieve future compliance with our loan covenants, we will need to raise additional capital, improve our liquidity position and/or obtain amendments of certain loan covenants.

Seven individuals (the "Guarantors"), including Company directors Eugene L. Ames, Jr., John Y. Ames, James W. Gorman and Michael E. Little who provided guaranties for an aggregate of 35% of the loan amount, agreed to provide limited personal guaranties to support the loan to the Company. As required by the lender, each individual was required to guarantee up to 125% of his individual share of the total loan amount. In consideration of their agreement to provide the guaranties, the Company granted to the Guarantors, proportionately in accordance with the amount of their respective guaranties, (i) warrants to acquire an aggregate of 1,000,000 shares of the Company's Common Stock, and (ii) interests in an overriding royalty pool, ranging from 0.25% to 1.00%, on certain prospects being developed by the Company. The exercise price for the warrants was based upon the average closing price of the Company's Common Stock for the 30-day period prior to the closing date, which resulted in an exercise price of $0.40 per share. Guarantors were also provided with a second lien mortgage in the properties pledged to the lender and first lien mortgages in other properties of the Company as security in the event that they are required to perform pursuant to the guaranties provided to the lender. The fair value of the warrants and overriding royalties have been included in deferred financing costs to be amortized over the term of the loan.

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

During the nine months ended September 30, 2002, the Company sold or held for sale oil and gas properties that meet the definition of a "component of an entity". Accordingly, the results of operations of these properties have been reported in discontinued operations in the accompanying Consolidated Statements of Operations for the periods ended September 30, 2002 and 2001, in accordance with SFAS No. 144.

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

The Company has entered into letters of intent to sell certain producing and non-producing properties in East Texas; however, there can be no assurance that these transactions will ultimately be consummated, nor whether, when consummated, that they will be on the same terms as those reflected in the letters of intent. Accordingly, producing property has been classified as held for sale. The estimated sale price is $2,200,000. An impairment of $1,434,000 has been recorded to reduce the carrying value to the estimated sale price. The operations of the producing property have been classified as discontinued operations. The non-producing property has also been classified as held for sale. The estimated sale price is $1,200,000. The Company expects to retain an interest in the non-producing property.

9.  Accounting for Income Taxes

No provision for income taxes has been recorded for the period ended September 30, 2002 and September 30, 2001 due to the losses recorded for these periods.

10.   Commitments and Contingencies

From time to time, the Company is involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2002, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our financial condition or results of operations. One of the petitioners in the bankruptcy has alleged an amount due from the Company of approximately $118,000 more than the Company has recorded based on original billings from the petitioner. The additional amounts have apparently been asserted by the petitioner based on the Company's failure to pay such outstanding bills in a timely manner. The Company believes the ultimate resolution of this uncertainty will not have a material effect on the Company's financial position or results of operations.

11.  Liquidity and Capital Resources

At September 30, 2002, the Company had a working capital deficit of $8,109,000, compared with a working capital deficit of $7,851,000 at December 31, 2001, a decrease in working capital of $258,000.

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

Notwithstanding the foregoing, we are continually seeking methods and alternatives of financing in order to provide us with the capital to refinance our working capital deficit and to improve our financial position. In addition, we are reviewing our asset base so as to monetize assets that are underperforming. Further, a portion of our business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. The Company also anticipates additional reduction of general and administrative expenses.

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

Recent Developments

(a)   Third Party Petition for Bankruptcy

On October 8, 2002, three of the Company's trade creditors filed an involuntary bankruptcy petition against the Company in the United States Bankruptcy Court for the Eastern District of Texas, Beaumont Division, requesting an order for relief under Chapter 11 of the U.S. Bankruptcy Code. A hearing to consider the petition has been scheduled for January 21, 2003. The Company has filed a motion to dismiss and answer in the case, and is continuing to negotiate with these creditors in an effort to reach an out of court resolution and dismissal of the bankruptcy.

(b)   Possible Asset Sale Transactions

The Company has executed letters of intent with a third party to sell certain producing and non-producing properties in East Texas for approximately $2.2 million and $1.2 million, respectively. The Company has also entered into a letter of intent with another third party to sell the Company's Hansford County project for approximately $400,000. The terms of the sale of the Company's interest in the non-producing project and the Hansford County project also provide for the Company to retain interests in both projects.

These transactions are subject to execution of definitive agreements and a number of other closing conditions and there can be no certainty that they will be consummated on the terms set forth in the respective letter of intents, or at all. In particular, the consummation of the sale of the producing property appears to be subject to resolution of issues with certain of the Company's creditors, including those who filed the involuntary bankruptcy petition described above. The Company is continuing to work diligently to resolve all such issues in order to enable these proposed sales to be consummated as soon as is reasonably practicable.

(c)   Resignations of Directors

Two directors, Mike Little and John Pinkerton, Chief Executive Officers of Pioneer Drilling and Range Resources, respectively, resigned from the Board of Directors of the Company in August 2002. In both instances, the directors informed the Company that their election to resign from the Company's Board of Directors resulted from potential conflicts of interest relating to past due accounts owed by the Company to their companies.

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

The Company's strategy consists of:

     - Exploration for oil and natural gas reserves in geographic areas where we have expertise

     -    Exploitation and development drilling in existing oil and gas fields

     -    Strategic acquisitions of producing properties with upside potential

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


Liquidity and Capital Resources

(a)  Liquidity

At September 30, 2002, we had a working capital deficit of $8,109,000 compared with a deficit of $7,851,000 at December 31, 2001, a decrease in working capital of $258,000.

Net cash used in operating activities during the nine-month period ended September 30, 2002, was $1,838,000, whereas $1,913,000 was provided by operating activities for the same period in 2001. Net changes in operating assets and liabilities accounted for $839,000 of the cash flow used in operating activities. During the nine-month period ended September 30, 2002, the Company realized a net loss of $2,811,000. This compares with a net loss of $1,278,000 for the same period in 2001. The 2001 loss reflects no gain from the sale of long-term assets as compared to $325,000 reflected in the 2002 loss.

During the first nine months of 2002 the Company incurred capital expenditures of $141,000. During the same period in 2001 the Company had capital expenditures of $2,972,000.

For the nine months ended September 30, 2002, $624,000 was provided by financing activities. This compares with $135,000 provided by financing activities for the same period in 2001.

In May 2002, the Company entered into a one-year $2 million revolving credit facility with a new lender that allowed the Company to pay off outstanding loans to its existing lender and another creditor of the Company. The facility bears interest at the lender's prime rate plus 200 basis points. As of September 30, 2002, the Company's borrowings outstanding under the facility totaled $2 million, the entire amount available under the facility. As of September 30, 2002, the Company was not in compliance with certain of its loan covenants; however, it sought and received from its lender waivers for its non-compliance with those covenants, which waiver is conditioned on the Company's cure of such non-compliance on or before December 31, 2002. In order for the Company to achieve future compliance with its loan covenants, it will need to raise additional funds, improve its liquidity position and/or obtain amendments of certain loan covenants.

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

Notwithstanding the foregoing, we are continually seeking methods and alternatives of financing in order to provide us with the capital to refinance our working capital deficit and to improve our financial position. In addition, we are reviewing our asset base so as to monetize assets that are underperforming. Further, a portion of our business entails selling working interest participations in oil and gas projects in order to finance certain exploration drilling activities. The company also anticipates additional reduction of genereal and administrative expenses.



(c)  Results of Operations

Revenues have been lower during 2002 due to decreased equivalent unit volumes and price per unit. The decrease in volumes is mainly due to the sale of producing properties during 2002. During the first nine months of 2001, a hedge was in effect which accounted for a decrease in revenue of $334,000. During 2002, no reduction in revenue was recorded as a result of a hedge. As shown below, oil volumes decreased by 21% while natural gas volumes decreased by 31% during the nine-month period ended September 30, 2002. Oil volumes decreased 31% and gas volumes decreased 45% for the three- month period ended September 30, 2002.


                                                                    2002                                        2001
                                                     ------------------------------------     -----------------------------------
                                                         Sales               Average             Sales                 Average
                                                         Volume              Prices              Volume                 Prices
                                                     ---------------     ----------------     -------------     -----------------
    Nine Months Ended September 30,
      Gas (MCF)                                             173,932      $         3.05          252,252,       $        5.15
      Oil (BBLS)                                             48,431      $        23.71            61,008       $       26.11

    Three Months Ended September.  30,
      Gas (MCF)                                              50,179      $         2.82            91,263       $        3.23
      Oil (BBLS)                                             14,356      $        27.04            20,849       $       25.66



The production from discontinued operations for the nine-months ended September 30 was 17,613 BBLS and 75,343 MCF for 2002 and 28,708 BBLS and 142,172 MCF for 2001. The production from discontinued operations for the third quarter was 2,634 BBLS and 13,926 MCF for 2002 and 12,005 BBLS and 57,350 MCF for 2001.

Average daily production of oil was 177 barrels for the three-month period ended September 30, 2002, and 227 for the same period in 2001. Average daily production of natural gas was 637 MCF for the three-month period ended September 30, 2002, and 997 for the same period in 2001. On May 12, 2000, the Company entered into hedge contracts for 125 barrels of oil per day for twelve months and 500 mmbtu per day for twelve months. The hedged volumes represented approximately 50% of estimated production for the twelve-month period ended May 2001. The Company entered into the hedge contracts to comply with the terms of its then existing bank credit facility. These hedges expired on May 31, 2001. Under terms set forth under the Company's succeeding Loan Agreement, the Company was required to enter into hedges in amounts that represent 25% of the estimated production for periods up to twelve months. On September 28, 2001, the Company entered into a commodity collar agreement for 112 barrels of oil per day for six months with a floor price of $22.20 per barrel and a ceiling of $24.50. The contracted volumes represented approximately 50% of estimated oil production for the six month period beginning in November 2001 and ending April 2002. Since the Company's oil production was approximately the same in proportion as gas is to its overall production, the Company satisfied its obligation to hedge 25% of its overall production by hedging 50% of its oil production. Transaction gains and losses were determined monthly and are included in oil and gas revenues in the period the hedged production is sold. We have determined that hedge accounting will not be elected for our derivative positions. We entered into this costless collar with Enron North America Corp ("Enron"). Since we have a receivable from Enron in the amount of $18,209, we have elected to record a provision for bad debt in the same amount. In order to enter into this costless collar we had to give Enron a letter of credit ("L/C") in the amount of $100,000 with them as the beneficiary of the L/C. The L/C expired on April 1, 2002.

(d)  Contingencies

One of the petitioners in the bankruptcy has alleged an amount due from the Company of approximately $118,000 more than the Company has recorded based on original billings from the petitioner. The additional amounts have apparently been asserted by the petitioner based on the Company's failure to pay such outstanding bills in a timely manner. The Company believes the ultimate resolution of this uncertainty will not have a material effect on the Company's financial position or results of operations.

Three Months Ended September 30, 2002 and 2001

The Company reported a net loss of $1,885,000 for the quarter ended September 30, 2002, compared to a net loss of $522,000 in the same quarter in 2001. Oil and gas revenues decreased by $300,000, exploration expense decreased $50,000, production expense decreased $105,000, depreciation, depletion, and amortization decreased $126,000 and general and administrative expense decreased $160,000. These were offset by a increase in impairments of $1,434,000 and an increase in interest expense of $41,000.

Oil and gas revenues decreased by $300,000 as compared to the same period in 2001 (before the effect of SFAS No. 144 the implementation of which required that revenue of $143,000 and $512,000 in 2002 and 2001 respectively, be reported as part of income from discontinued operations - see note 8 to the consolidated financial statements). A decrease in production accounted for a $299,000 decrease and a decrease in unit prices accounted for a $1,000 decrease. Gas production decreased 41,000 mcf, and oil production decreased 6,000 bbls.

Production expense decreased by $105,000 as compared to the same period in 2001 (also before the effects of SFAS No. 144 which resulted in $35,000 and $157,000 in 2002 and 2001 respectively, being reported as part of income from discontinued operations - see note 8 to the consolidated financial statements). The decrease was due to a decrease in production. Severance taxes increased $34,000 as a result of decreased revenue and a refund of $52,000 from the State of Utah in 2001. Workover costs decreased $48,000 and other production costs decreased $92,000 as a result of lower volumes of production. Production expense averaged $1.86 per mcfe during the three-month period ended September 30, 2002, compared to $1.66 per mcfe for the same period in 2001.

Exploration expense decreased by $50,000 due to decreased exploration activity during the quarter as compared to the same quarter in the prior year.

Depreciation, depletion and amortization (DDA) decreased by $126,000 (also before the effects of SFAS No. 144 which resulted in $56,000 and $157,000 in 2002 and 2001 respectively, being reported as part of income from discontinued operations - see note 8 to the consolidated financial statements). A decrease of approximately $83,000 is due to lower volumes, and a decrease of $43,000 is due to a lower DDA rate. Depreciation, depletion and amortization averaged $.72 per mcfe in 2002 as compared to $1.04 per mcfe for the same period in 2001.

Interest expense increased by $41,000, from $34,000 in 2001 to $75,000 in 2002. The increase is due to higher loan balances. The average outstanding balance in 2001 was $1.4 million as compared to an average outstanding balance of $2.0 million in the current period.

Impairments of $1,434,000 were recorded in order to reduce the carrying value of certain oil and gas assets to their estimated fair value (the effects of SFAS No. 144 resulted in this amount being reported as part of income from discontinued operations - see note 8 to the consolidated financial statements).

General and administrative expense decreased $160,000 primarily because of a decrease in the number of employees and consultants.

Nine Months Ended September 30, 2002 and 2001

The Company reported a net loss of $2,811,000 for the nine-month period ended September 30, 2002, compared to a net loss of $1,278,000 in the same period in 2001. Oil and gas revenues decreased by $881,000, depreciation, depletion, and amortization decreased $243,000, production expense decreased $302,000 and exploration expense decreased $33,000. Also an impairment expense for oil and gas properties of $1,434,000 was recorded in 2002 and $93,000 was recorded for the same period in 2001. There was also a decrease of general and administrative expense of $190,000. These were partially offset with an increase in interest expense of $241,000, and a decrease in other income of $163,000 primarily because of the recognition of income in 2001 caused by adjusting the derivative liability account to fair value as of March 31, 2001, pursuant to SFAS No. 133. Also there was a gain on sale of assets in 2002 of $325,000 and none in 2001.

Oil and gas revenues decreased by $881,000 as compared to the same period in 2001 (before the effect of SFAS No. 144, the implementation of which required that revenue of $676,000 and $1,572,000 in 2002 and 2001, respectively, be reported as part of income from discontinued operations- see note 8 to the consolidated financial statements). A decrease in production accounted for a decrease of $732,000 and a decrease in product prices created a decrease of approximately $483,000, and losses on hedging transactions in 2001 were $334,000 more than 2002 .

Production expense decreased by $302,000 as compared to the same period in 2001 (also before the effects of SFAS No. 144 which resulted in $211,000 and $430,000 in 2002 and 2001 respectively, being reported as part of income from discontinued operations of - see note 8 to the consolidated financial statements). The decrease was a combination of a decrease in workover costs of $65,000, a decrease of other production costs of $157,000, and a decrease of severance taxes of $81,000 which is primarily a result of decreased revenue. Of the increase in other production cost of $157,000, a decrease in volume accounted for a decrease of $203,000 and an increase in unit cost accounted for an increase of $46,000. Production expense averaged $1.64 per mcfe during the nine-month period ended September 30, 2002, compared to $1.72 per mcfe for the same period in 2001.

Exploration expense decreased by $33,000 because of a decrease in exploration activity.

Depreciation, depletion and amortization decreased by $243,000 (also before the effects of SFAS No. 144 which resulted in $260,000 and $394,000 in 2002 and 2001 respectively, being reported as part of income from discontinued operations - see note 8 to the consolidated financial statements). Approximately $155,000 is a decrease due to lower volumes, and $88,000 is a decrease due to a lower DDA rate. Depreciation, depletion and amortization averaged $.82 per mcfe in 2002 as compared to $1.01 per mcfe for the same period in 2001.

Impairment of $1,434,000 was recorded in order to reduce the carrying value of certain oil and gas assets to their estimated fair value (the effects of SFAS No. 144 resulted in this amount being reported as part of income from discontinued operations - see note 8 to the consolidated financial statements). In the same period in 2001, $93,000 was recorded and this amount was not reported as part of income from opertions of properties sold.

Interest expense increased by $241,000, from $126,000 in 2001 to $367,000 in 2002. The amortization of loan costs were $208,000 more in 2002 than 2001. The average outstanding balance in 2001 was $1.2 million as compared to an average outstanding balance of $1.7 million in the current period.

General and administrative expense decreased $190,000 primarily because of reduction in the number of employees and consultants, and a decrease in rent expense.

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", issued in July 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred and can be measured at fair value. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity", which required liability recognition for an exit cost when a company committed to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS No. 146 as of January 1, 2003. At this time we do not believe that the adoption of SFAS No. 146 will have a material impact on the financial statements.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding the Company's quantitative and qualitative disclosures about market risk is contained in "Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT THE MARKET RISK" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and reference is made to the information contained there. On September 28, 2001, the Company entered into commodity collar contracts for 112 barrels of oil per day for six months with a floor price of $22.20 per barrel and a ceiling of $24.50. The contracted volumes represented approximately 50% of estimated oil production for the six-month period beginning in November 2001 and ending April 2002. Since the Company's oil production is approximately the same in proportion as gas is to its overall production, the Company satisfied its obligation to hedge 25% of its overall production by hedging 50% of its oil production. The Company entered into the hedge contracts to comply with the terms of a loan agreement. These contracts expired on April 30, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

The Company's chief executive officer and its chief accounting officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10-Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms.

(b) Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation described above.

                           PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

99.1       Chief Executive Officer Certification Pursuant to
           Section 906 of Sarbanes-Oxley Act of 2002.

99.2       Chief Accounting Officer Certification Pursuant to
           Section 906 of Sarbanes-Oxley Act of 2002.



(b) Reports on Form 8-K

           None.

                               S I G N A T U R E S

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VENUS EXPLORATION, INC.


           Dated:  November 19, 2002    BY:  /S/      JOHN Y. AMES
                                             -----------------------------
                                        John Y. Ames
                                        (President and Chief Operating Officer)





           Dated:  November 19, 2002    BY:  /S/    TERRY F. HARDEMAN
                                             -----------------------------
                                        Terry F. Hardeman
                                        (Chief Accounting Officer)

                                 CERTIFICATIONS

I, Eugene L. Ames, Jr., Chief Executive Officer of Venus Exploration, Inc., certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Venus
           Exploration, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002                       /s/ Eugene L. Ames, Jr.
                                               -----------------------
                                               Eugene L. Ames, Jr.
                                               Chief Executive Officer

                                 CERTIFICATIONS

I, Terry F. Hardeman, Chief Accounting Officer (the company presently has no Chief Financial Officer) of Venus Exploration, Inc., certify that:

1.         I have reviewed this quarterly report on Form 10-Q of Venus
           Exploration, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 19, 2002                    /s/ Terry F. Hardeman
                                            ---------------------
                                            Terry F. Hardeman
                                            Chief Accounting Officer

                                  EXHIBIT INDEX




(a)        Exhibits


99.1       Chief Executive Officer Certification Pursuant to
           Section 906 of Sarbanes-Oxley Act of 2002.

99.2       Chief Accounting Officer Certification Pursuant to
           Section 906 of Sarbanes-Oxley Act of 2002.